Form 10-Q
period 2021-03-31
Logistics Innovation Technologies Corp.
filed 2021-07-16
CIK 1848364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

LOGISTICS INNOVATION TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40476	86-2157398
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

3348 Peachtree Road, Suite 700, Atlanta GA	30326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 954-4822

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	LITTU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	LITT	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	LITTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of July 16, 2021, 34,089,611 Class A common stock, par value $0.0001 per share, and 8,625,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
Form 10-Q
For the Quarter Ended March 31, 2021

Table of Contents

		Page
Part I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	LOGISTICS INNOVATION TECHNOLOGIES CORP. BALANCE SHEET MARCH 31, 2021	1
	LOGISTICS INNOVATION TECHNOLOGIES CORP. STATEMENT OF OPERATIONS FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH MARCH 31, 2021	2
	LOGISTICS INNOVATION TECHNOLOGIES CORP. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH MARCH 31, 2021	3
	LOGISTICS INNOVATION TECHNOLOGIES CORP. STATEMENT OF CASH FLOWS FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH MARCH 31, 2021	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18

Part II. OTHER INFORMATION		19
Item 1.	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Other Information	19
Item 5.	Mine Safety Disclosures	19
Item 6.	Exhibits	20

i

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LOGISTICS INNOVATION TECHNOLOGIES CORP.
BALANCE SHEET
MARCH 31, 2021 (UNAUDITED)

Assets:
Cash	$—
Deferred offering costs	34,491
Total assets	$34,491

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$10,000
Total current liabilities	10,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 308,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding(1)(2)	863
Additional paid-in capital	24,137
Accumulated deficit	(509)
Total stockholders’ equity	24,491
Total Liabilities and Stockholders’ Equity	$34,491

(1)	On March 31, 2021, the Sponsors surrendered 1,437,500 shares of Class B common stock to the Company for cancellation for no consideration.

(2)	On June 10, 2021, 1,437,500 shares of Class B common stock were surrendered to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 9).

The accompanying notes are an integral part of these financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH MARCH 31, 2021 (UNAUDITED)

Formation costs	$509
Net loss	$(509)

Basic and diluted weighted average shares outstanding(1)(2)	7,500,000
Basic and diluted net loss per common stock	$(0.00)

(1)	On March 31, 2021, the Sponsors surrendered 1,437,500 shares of Class B common stock to the Company for cancellation for no consideration.

(2)	On June 10, 2021, 1,437,500 shares of Class B common stock were surrendered to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 9). Excludes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these financial statements

LOGISTICS INNOVATION TECHNOLOGIES CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH MARCH 31, 2021 (UNAUDITED)

	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares(1)(2)	Amount	Capital	Deficit	Equity
Balance as of February 18, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common shares to Sponsors	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(509)	(509)
Balance as of March 31, 2021	8,625,000	$863	$24,137	$(509)	$24,491

(1)	On March 31, 2021, the Sponsors surrendered 1,437,500 shares of Class B common stock to the Company for cancellation for no consideration.

(2)	On June 10, 2021, 1,437,500 shares of Class B common stock were surrendered to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 9).

The accompanying notes are an integral part of these financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH MARCH 31, 2021 (UNAUDITED)

Cash flows from operating activities:
Net loss	$(509)
Changes in current assets and liabilities:
Accrued expenses	509
Net cash used in operating activities	—

Net change in cash	—
Cash, beginning of the period	—
Cash, end of the period	$—

Supplemental disclosure of cash flow information:
Payment of deferred offering costs by the Sponsors in exchange for the issuance of Class B common stock	$24,491
Deferred offering costs included in accrued offerings costs and expenses	$10,000

The accompanying notes are an integral part of these financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Organization and Business Operations

Logistics Innovation Technologies Corp. (the “Company”) is a blank check company incorporated in Delaware on February 18, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses from the change in the fair value of its warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company’s sponsors are 1P Management LLC (the “Sponsor”) and AG LIT Holdings, LLC (“AG LIT”, and together with 1P Management LLC, the “Sponsors”), Delaware limited liability companies.

The registration statement for the Company’s IPO was declared effective on June 10, 2021 (the “Effective Date”). On June 15, 2021, Company consummated its IPO of 34,089,611 units (the “Units”), including the issuance of 4,089,611 Units as a result of the underwriter’s exercise in part of their option to purchase additional Units (the “Over-Allotment Option”). Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant of the Company (“Public Warrant”). Each whole Public Warrant is exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $340,896,110, which is discussed in Note 3.

The underwriters have a 45-day option to purchase up to 4,500,000 over-allotment Units. After partially exercising their option at the time of the IPO to purchase 4,089,611 Units, the underwriters have up to 410,389 additional Units available under their option. This 45 day option will expire on July 25, 2021

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of an aggregate 5,945,281 warrants (“Private Placement Warrants”), which were purchased by the Sponsors at a price of $1.50 per Placement Warrant, generating total proceeds of $8,917,922.

Transaction costs of the IPO amounted to $18,860,728 consisting of $6,817,922 of underwriting discount, $11,931,364 of deferred underwriting discount, $611,442 of other offering costs and a reimbursement of $500,000 of underwriting costs from the underwriter.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The stock exchange listing rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable) at the time of the Company signing a definitive agreement in connection with the Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the IPO, management has deposited $10.00 per Unit sold in the IPO, including the proceeds of the sale of the Private Placement Warrants, into a trust account (“Trust Account”) and has agreed to invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 24 months from the closing of the IPO, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share.

The shares of common stock subject to redemption was recorded in temporary equity upon the completion of the IPO and immediately accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company’s amended and restated certificate of incorporation provides that the Company will have only 24 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete its initial business combination within such 24-month period from the closing of the IPO or during any extended period of time that the Company may have to consummate an initial business combination as a result of an amendment to the Company’s amended and restated certificate of incorporation (an “Extension Period”), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial business combination within the 24-month time period or during any Extension Period.

The Sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsors have sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsors’ only assets are securities of the Company. Therefore, there is no assurance that the Sponsors would be able to satisfy those obligations.

Liquidity and Capital Resources

At March 31, 2021, the Company had no cash and a working capital deficit of $10,000  (excluding deferred offering costs). Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from related parties. At March 31, 2021, the Company had no loans outstanding.

Subsequent to March 31, 2021, the Company consummated its IPO (see Note 3) and Private Placement (See Note 4) and the underwriters partially exercised their Over-Allotment Option. Of the net proceeds from the IPO, exercise of the over-allotment option, and associated Private Placements, $340,896,110 of cash was placed in the Trust Account and $2,427,771 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date the financial statements are issued. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of March 31, 2021.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs were charged to shareholder’s equity or the statement of operations based on a relative fair value basis, compared to total proceeds received. Upon completion of the IPO, offering costs associated with warrant liabilities were expensed, and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A common stock were recorded as reduction of the initial carrying value of the Class A common stock.

Fair Value of Financial Instruments

FASB ASC Topic 820, “Fair Value Measurement”, defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants. Fair value measurements are classified on a three-tier hierarchy as follows:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820 approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of March 31, 2021.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 shares of common stock that were subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from February 18, 2021 (inception) through March 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, on June 15, 2021, the Company consummated its IPO of 34,089,611 Units, including the issuance of 4,089,611 Units as a result of the underwriter’s exercise in part of their Over-Allotment Option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable Public Warrant, each whole Public Warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $340,896,110.

The underwriters have a 45-day option to purchase up to 4,500,000 over-allotment Units. After partially exercising their Over-Allotment Option at the time of the IPO to purchase 4,089,611 Units, the underwriters have up to 410,389 additional Units available under their Over-Allotment Option. This 45 day option will expire on July 25, 2021.

Note 4 — Private Placement

Simultaneously with the consummation of the IPO, the Sponsors purchased in a private placement an aggregate of 5,945,281 warrants (“Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,917,922. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share.

A portion of the proceeds from the Private Placement Warrants has been added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsors or its permitted transferees. The Sponsors, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis.

The Sponsors, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”) and public shares they hold in connection with the completion of the Company’s initial business combination, (B) to waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination, or to redeem 100% of the Company’s public shares if the Company has not consummated a business combination within 24 months from the closing of the IPO, or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if the Company fails to complete an initial business combination within 24 months from the closing of the IPO or during any Extension Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete an initial business combination within such time period, and (iii) the Founder Shares are automatically convertible into Class A common stock concurrently with or immediately following the consummation of an initial business combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation. If the Company submits an initial business combination to the Company’s public stockholders for a vote, the Company’s initial stockholders have agreed to vote their Founder Shares and any public shares purchased during or after the IPO in favor of the initial business combination.

Note 5 — Related Party Transactions

Founder Shares

On February 18, 2021, the Sponsors paid $25,000 to the Company in consideration for 11,500,000 shares of Class B common stock. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the IPO.

On March 31, 2021, the Sponsors surrendered 1,437,500 Founder Shares to the Company for cancellation for no consideration.

On June 10, 2021, 1,437,500 Founder Shares were surrendered to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsors will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO. All share and per share amounts have been retroactively restated. (See Notes 7 and 9)

On June 15, 2021, Company consummated its IPO and the underwriters partially exercised their Over-Allotment Option. As a result 102,597 Founder Shares are subject to forfeiture as of June 15, 2021.

The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

The Sponsors have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On February 18, 2021, the Sponsors agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and due at the earlier of (i) December 31, 2021, (ii) the date on which Maker consummates the IPO, or (iii) the date on which Maker determines to not proceed with such IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. As of March 31, 2021, the Company had not borrowed any amount under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has entered into an agreement that would provide that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services.

Note 6 — Commitments and Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The underwriters have a 45-day option to purchase up to 4,500,000 over-allotment Units. After partially exercising their option at the time of the IPO to purchase 4,089,611 Units, the underwriters have up to 410,389 additional Units available under their option. This 45 day option will expire on July 25, 2021.

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $6,817,922 and reimbursed the Company $500,000 for offering expenses. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 308,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At February 18, 2021, there were 11,500,000 shares of Class B common stock issued and outstanding.

On March 31, 2021, the Sponsors surrendered 1,437,500 Founder Shares to the Company for cancellation for no consideration.

On June 10, 2021, 1,437,500 Founder Shares were surrendered to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsors will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO. All share and per share amounts have been retroactively restated. (See Notes 5 and 9)

On June 15, 2021, Company consummated its IPO and the underwriters partially exercised their Over-Allotment Option. As a result 102,597 Founder Shares are subject to forfeiture.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law; provided that only holders of shares of Class B common stock have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsors or its affiliates upon conversion of loans made to the Company).

Note 8 — Warrant Liabilities

As of March 31, 2021 there are no warrants outstanding. Each whole warrant entitles the registered holder to purchase one whole share of the Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the initial Business Combination. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use the commercially reasonable efforts to file a post-effective amendment to the registration statement, or a registration statement, for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants, and the Company will use the commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to the shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, but the Company will use the commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use the commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (but not the Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the “fair market value” of the Class A common stock (as defined above) except as otherwise described below; and

●	if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per public share for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsors or its affiliates, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above under “— Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” and “— Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “— Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A common stock (other than a tender, exchange or redemption offer made by the Company in connection with redemption rights held by stockholders as provided for in the amended and restated certificate of incorporation or as a result of the repurchase of shares of Class A common stock by the Company if a proposed initial business combination is presented to the stockholders for approval) and upon completion of such offer, the offeror owns beneficially more than 50% of the outstanding shares of Class A Common Stock, the holder of the warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant had been exercised, accepted such offer and all of the Class A Common Stock held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A common stock in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of the warrant properly exercises the warrant within thirty days following the public disclosure of the consummation of the applicable event by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets.

The Company accounted for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, upon issuance at IPO. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 — 40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the IPO. Accordingly, the Company classified each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On June 10, 2021, 1,437,500 shares of Class B common stock were surrendered to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsors will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO. All share and per share amounts have been retroactively restated. (See Notes 5 and 7)

On June 15, 2021, Company consummated its IPO and the underwriters partially exercised their Over-Allotment Option. As a result, 102,597 Founder Shares are subject to forfeiture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Logistics Innovation Technologies Corp.,” “our,” “us” or “we” refer to Logistics Innovation Technologies Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on February 18, 2021 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Sponsors are AG LIT Holdings, LLC, a Delaware limited liability company, and 1P Management LLC, a Delaware limited liability company. The registration statement for our IPO was declared effective on June 10, 2021. On June 15, 2021, we consummated the IPO of 34,089,611 Units, including the issuance of 4,089,611 Units as a result of the underwriters’ exercise in part of their option to purchase additional Units, at $10.00 per Unit, generating gross proceeds of $340,896,110, and incurring offering costs of approximately $18.9 million, inclusive of approximately $11.9 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the Private Placement of 5,945,281 Private Placement Warrants at a price of $1.50 per Private Placement Warrants to the Sponsor, generating gross proceeds of $8,917,922.

Upon the closing of the IPO and the Private Placement in June 2021, $340,896,110 ($10.00 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement were placed in a Trust Account located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 24 months from the closing of the IPO, or June 15, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, the Company had no cash and a working capital deficiency of $10,000 (excluding deferred offering costs). Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of common stock by our Sponsor.

Subsequent to the period covered by this Quarterly Report, the Company consummated its IPO and Private Placement, and the underwriters partially exercised their Over-Allotment Option. Of the net proceeds from the IPO, partial exercise of the Over-Allotment Option, and associated Private Placements, $340,896,110 of cash was placed in the Trust Account and $2,427,771 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of March 31, 2021, no Working Capital Loans were outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the preparation for our IPO. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from February 18, 2021 (inception) through March 31, 2021, we had net loss of $509, which consisted of formation costs.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters partially exercised their over-allotment option on June 15, 2021 with the purchase of 4,089,611 units.

The underwriters were paid a cash underwriting discount of $0.20 per Public Share, or $6.8 million in the aggregate. Additionally, the underwriters reimbursed us $500,000 for offering costs. In addition, $0.35 per Public Share, or approximately $11.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Deferred Offering Costs Associated with the IPO

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A shares or the statement of operations based on the relative value of the Class A Shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on June 15, 2021, offering costs totaling $18,860,728 were recognized, $561,610 of which was allocated to the Public Warrants and immediately expensed, and $18,299,118 were allocated to Class A shares reducing the initial carrying amount of such shares.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares at March 31, 2021 were reduced for the effect of an aggregate of 1,125,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. At March 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A	Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the prospectus for the IPO, dated June 10, 2021 and filed with the SEC on June 14, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 18, 2021, 1P subscribed for 11,500,000 Founder Shares for a total subscription price of $25,000, and fully paid for these on February 18, 2021. In March 2021, 1P transferred an aggregate of 1,150,000 Founder Shares to Horn LIT Holdings, LLC (“Horn”) and 125,000 Founder Shares to each of Messrs. Clarke, Sidler and Sultemeier, resulting in 1P holding 9,975,000 Founder Shares. On March 31, 2021, 1P and Horn surrendered 1,288,904 and 148,596 Founder Shares, respectively, to us for cancellation for no consideration resulting in 1P and Horn holding 8,686,096 and 1,001,404 Founder Shares, respectively. On May 13, 2021, Horn transferred 1,001,404 Founder Shares to AG LIT. On June 10, 2021 1P and AG LIT surrendered 1,288,905 and 148,595 Founder Shares, respectively, to us for no consideration resulting in 1P and AG LIT holding 7,397,191 and 852,809 Founder Shares, respectively. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On June 15, 2021 the underwriter’s over-allotment option was partially exercised. As of June 15, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding, 102,597 of which are subject to forfeiture. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO.

Simultaneously with the closing of the IPO, we consummated the Private Placement of 5,945,281 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $8.9 million.

Use of Proceeds

On June 15, 2021, the Company consummated its IPO of 34,089,611 Units, including the issuance of 4,089,611 Units as a result of the underwriters’ exercise in part of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $340,896,110, and incurring offering costs of approximately $18.9 million, inclusive of approximately $11.9 million in deferred underwriting commissions. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1/A (File No. 333-239508). The SEC declared the registration statement effective on June 10, 2021.

Upon the closing of the IPO and the Private Placement, $340,896,110 ($10.00 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Other Information

None.

Item 5.	Mine Safety Disclosures

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of July, 2021.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

By:	/s/ Alan Gershenhorn
Name:	Alan Gershenhorn
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)