Form 10-Q
period 2021-06-30
Logistics Innovation Technologies Corp.
filed 2021-08-16
CIK 1848364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 34,089,611 Class A common stock, par value $0.0001 per share, and 8,522,403 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
Form 10-Q
For the Quarter Ended JUNE 30, 2021

Table of Contents

		Page
Part I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	LOGISTICS INNOVATION TECHNOLOGIES CORP. CONDENSED BALANCE SHEET JUNE 30, 2021	1
	LOGISTICS INNOVATION TECHNOLOGIES CORP. CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021	2
	LOGISTICS INNOVATION TECHNOLOGIES CORP. CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)	3
	LOGISTICS INNOVATION TECHNOLOGIES CORP. CONDENSED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

Part II. OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Other Information	24
Item 5.	Mine Safety Disclosures	24
Item 6.	Exhibits	24

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LOGISTICS INNOVATION TECHNOLOGIES CORP.
CONDENSED BALANCE SHEET
JUNE 30, 2021 (UNAUDITED)

June 30, 2021
Assets:
Current assets:
Cash	$1,238,664
Prepaid expenses	433,160
Total current assets	1,671,824
Prepaid expenses, non-current	405,865
Cash held in trust account	340,896,825
Total Assets	$342,974,514

Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit
Due to sponsor	$184,185
Total current liabilities	184,185
Warrant liability	17,603,505
Deferred underwriter fee payable	11,931,364
Total liabilities	29,719,054

Commitments and Contingencies
Redeemable Class A common stock
Class A common stock $0.0001 par value; 308,000,000 shares authorized; 34,089,611 shares issued and outstanding subject to possible redemption, at redemption value	340,896,110

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	-
Accumulated deficit	(27,641,513)
Total Stockholders’ Deficit	(27,640,650)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$342,974,514

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH JUNE, 2021 (UNAUDITED)

		For the period
	For the	from February 18,
	three months ended	2021 (inception) to
	June 30, 2021	June 30, 2021
Formation costs and other operating expenses	$119,545	$120,054
Loss from operations	(119,545)	(120,054)
Other income (loss)
Unrealized loss on fair value changes of warrants	(2,369,398)	(2,369,398)
Warrant transaction costs	(561,610)	(561,610)
Trust interest income	715	715
Total other loss	(2,930,293)	(2,930,293)
Net loss	$(3,049,838)	$(3,050,347)

Class A common stock
Basic and diluted weighted average shares outstanding	5,619,167	3,873,819
Basic and diluted net loss per common stock	$2.27	$3.94

Class B common stock
Basic and diluted weighted average shares outstanding	7,483,088	7,616,182
Basic and diluted net loss per common stock	$(2.11)	$(2.41)

The accompanying notes are an integral part of these unaudited condensed financial statements

LOGISTICS INNOVATION TECHNOLOGIES CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH JUNE, 2021 (UNAUDITED)

	Common Stock				Additional
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital (Deficit)	Deficit	Equity (Deficit)
Balance as of February 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common shares to Sponsors	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(509)	(509)
Balance as of March 31, 2021	-	$-	8,625,000	$863	$24,137	$(509)	$24,491

Balance as of March 31, 2021	-	$-	8,625,000	$863	$24,137	$(509)	$24,491

Deemed contribution from issuance of Private Placement Warrants	-	-	-	-	3,686,075	-	3,686,075
Accretion of Common stock subject to possible redemption	-	-	-	-	(3,710,212)	(24,591,166)	(28,301,378)
Net loss	-	-	-	-	-	(3,049,838)	(3,049,838)
Balance as of June 30, 2021	-	$-	8,625,000	$863	$-	$(27,641,513)	$(27,640,650)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

Cash flows from Operating Activities:
Net loss	$(3,050,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(715)
Change in fair value of warrants	2,369,398
Warrant issuance costs	561,610
Changes in current assets and current liabilities:
Prepaid expenses	(839,025)
Net cash used in operating activities	(959,079)

Cash Flows from Investing Activities:
Investment held in Trust Account	(340,896,110)
Net cash used in investing activities	(340,896,110)

Cash flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from Initial Public Offering, net of underwriters’ fees	334,578,188
Proceeds from private placement	8,917,922
Proceeds from sponsor	184,185
Proceeds from related party	255,538
Repayments to related party	(255,538)
Payment of deferred offering costs	(611,442)
Net cash provided by financing activities	343,093,853

Net change in cash	1,238,664
Cash, beginning of the period	-
Cash, end of the period	$1,238,664

Supplemental disclosure of cash flow information:

Deferred underwriter fee payable	$11,931,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses from the change in the fair value of its warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company’s sponsors are 1P Management LLC (the “Sponsor”) and AG LIT Holdings, LLC (“AG LIT”, and together with 1P Management LLC, the “Sponsors”), Delaware limited liability companies.

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

The underwriters have a 45-day option to purchase up to 4,500,000 over-allotment Units. After partially exercising their option at the time of the IPO to purchase 4,089,611 Units, the underwriters had up to 410,389 additional Units available under their option. This 45 day option expired on July 26, 2021.

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

Liquidity and Capital Resources

At June 30, 2021, the Company had cash outside the Trust Account of $1,238,664 and a working capital of $1,487,639. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock.

On June 15, 2021, the Company consummated its IPO (see Note 3) and Private Placement (See Note 4) and the underwriters partially exercised their Over-Allotment Option. Of the net proceeds from the IPO, exercise of the over-allotment option, and associated Private Placements, $340,896,110 of cash was placed in the Trust Account and $2,427,771 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The interim results for the period from February 18, 2021 (inception) to June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

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

Warrants

The Company accounts for the redeemable warrants to public investors (the “Public Warrants”) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity and subsequently measured at redemption value. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,089,611 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid in capital, or in the absence of additional capital, in accumulated deficit. On June 30, 2021, the Company recorded an accretion of $28,301,378, $3,710,212 of which was recorded in additional paid in capital and $24,591,166 was recorded in accumulated deficit.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A Common Stock or the statement of operations based on the relative value of the Class A Common Stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on June 30, 2021, offering costs totaling $18,860,728 were recognized, $561,610 of which was allocated to the Public Warrants and immediately expensed, and $18,299,118 were allocated to Class A Common Stock reducing the initial carrying amount of such shares.

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per Class A redeemable public stock and income (loss) per non-redeemable stock following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the Class A redeemable stock and non-redeemable stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 43% for the Class A public stock and 57% for the non-redeemable stock for the three months ended June 30, 2021 and 34% for the Class A public stock and 66% for the non-redeemable stock for the period from February 18, 2021 (inception) to June 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the three months ended June 30, 2021	For the period from February 18, 2021 (inception) to June 30, 2021
Net loss	$(3,049,838)	$(3,05,0347)
Accretion of temporary equity to redemption value	(24,591,166)	(24,591,166)
Net loss including accretion of temporary equity to redemption value	$(27,641,004)	$(27,641,513)

	For the three months ended June 30, 2021		For the period from February 18, 2021 (inception) to June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(11,839,121)	$(15,801,883)	$(9,414,448)	$(18,227,065)
Accretion of temporary equity to redemption value	24,591,166	—	24,591,166	—
Net income (loss)	$12,751,045	$(15,801,883)	$15,176,718	$(18,227,065)

Denominator:
Weighted-average shares outstanding	5,619,167	7,483,088	3,873,819	7,616,182
Basic and diluted net income (loss) per share	$2.27	$(2.11)	$3.92	$(2.41)

In connection with the underwriters’ partial exercise of the over-allotment option on June 15, 2021, 1,022,403 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. At June 30, 2021, 102,597 Founder Shares were subject to forfeiture and were excluded from the calculation of weighted average shares outstanding.

At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period from February 18, 2021 (inception) through June 30, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Initial Public Offering

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

The underwriters have a 45-day option to purchase up to 4,500,000 over-allotment Units. After partially exercising their Over-Allotment Option at the time of the IPO to purchase 4,089,611 Units, the underwriters had up to 410,389 additional Units available under their Over-Allotment Option. This 45 day option expired on July 26, 2021.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the Private Placement of an aggregate 5,945,281 Private Placement Warrants, which were purchased by 1P Management LLC and AG LIT Holdings, LLC (and/or its designees), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,917,922. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The Company recorded the excess of the proceeds over the fair value of the Private Placement Warrants of $3,686,074 in additional paid in capital as deemed capital contribution.

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

The Sponsors, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”) and public shares they hold in connection with the completion of the Company’s initial business combination, (B) to waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within the Combination Period or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if the Company fails to complete an initial business combination within the Combination Period or during any Extension Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete an initial business combination within such time period, and (iii) the Founder Shares are automatically convertible into Class A common stock concurrently with or immediately following the consummation of an initial business combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation. If the Company submits an initial business combination to the Company’s public stockholders for a vote, the Company’s initial stockholders have agreed to vote their Founder Shares and any public shares purchased during or after the IPO in favor of the initial business combination.

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

On June 10, 2021, 1,437,500 Founder Shares were surrendered to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsors will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO. All share and per share amounts have been retroactively restated. (See Note 8)

On June 15, 2021, Company consummated its IPO and the underwriters partially exercised their Over-Allotment Option. As a result 102,597 Founder Shares were subject to forfeiture as of June 15, 2021. On July 26, 2021, such remaining Founder Shares were forfeited.

The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

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

Promissory Note — Related Party

On February 18, 2021, the Sponsors agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and due at the earlier of (i) December 31, 2021, (ii) the date on which Maker consummates the IPO, or (iii) the date on which Maker determines to not proceed with such IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. As of June 30, 2021, the Company had not borrowed any amount under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has entered into an agreement that would provide that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services.

Note 6 — Fair Value Measurements

Investments Held in Trust Account

As of June 30, 2021, the investments in the Company’s Trust Account consisted of $340,896,825 in U.S. Money Market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair values of the Company’s investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Recurring Fair Value Measurements

The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Warrant liability is classified within Level 3 of the fair value hierarchy. For the period ending June 30, 2021 there were no transfers into or out of Level 3 classification.

The following table presents fair value information as of June 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Description
Investments held in Trust Account – U.S. Money Market	340,896,825

Public Warrants		-	11,479,866
Private Warrants	-	-	6,123,639
	$-	$-	$17,603,505

The Company utilizes a Monte Carlo simulation model to value the warrants, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs.

There were no transfers between Levels 1, 2 or 3 during the period from February 18, 2021 (inception) to June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At June 15, 2021		At June 30, 2021
Stock price	$	N/A	$9.66
Strike price		$11.50	$11.50
Term (in years)		5.98	6.01
Volatility		13.8%	15.4%
Risk-free rate		1.00%	1.04%
Dividend yield		0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s Warrants classified as Level 3:

Fair value at February 18, 2021	$-
Warrant liability – initial fair value	15,234,107
Change in fair value	2,369,398
Fair Value at June 30, 2021	$17,603,505

Note 7 — Commitments and Contingencies

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

Underwriting Agreement

The underwriters have a 45-day option to purchase up to 4,500,000 over-allotment Units. After partially exercising their option at the time of the IPO to purchase 4,089,611 Units, the underwriters had up to 410,389 additional Units available under their option. This 45 day option expired on July 26, 2021.

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

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 308,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were no shares of Class A common stock issued or outstanding (excluding 34,089,611 shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. As of June 30, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

At February 18, 2021, there were 11,500,000 shares of Class B common stock issued and outstanding.

On March 31, 2021, the Sponsors surrendered 1,437,500 Founder Shares to the Company for cancellation for no consideration.

On June 10, 2021, 1,437,500 Founder Shares were surrendered to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsors will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO. All share and per share amounts have been retroactively restated. (See Note 5)

On June 15, 2021, Company consummated its IPO and the underwriters partially exercised their Over-Allotment Option. As a result 102,597 Founder Shares were subject to forfeiture. On July 26, 2021, such remaining Founder Shares were forfeited.

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

Note 9 — Warrant Liabilities

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

The underwriters had a 45-day option to purchase up to 4,500,000 over-allotment Units. After partially exercising their option at the time of the IPO to purchase 4,089,611 Units, the underwriters had up to 410,389 additional Units available under their option. This 45 day option expired on July 26, 2021.

On August 2, 2021, the Company announced that the Class A common stock was separately tradeable from the Public Warrants included in the Units commencing on August 2, 2021. This will result in a transfer of the Public Warrant Liabilities from a Level 3 to Level 1 input in the next reporting period.

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

Our Sponsors are AG LIT Holdings, LLC, a Delaware limited liability company, and 1P Management LLC, a Delaware limited liability company. The registration statement for our IPO was declared effective on June 10, 2021. On June 15, 2021, we consummated the IPO of 34,089,611 Units, including the issuance of 4,089,611 Units as a result of the underwriters’ exercise in part of their option to purchase additional Units, at $10.00 per Unit, generating gross proceeds of $340,896,110, and incurring offering costs of approximately $18,860,728, inclusive of approximately $11,931,364 in deferred underwriting commissions.

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

Liquidity and Capital Resources

At June 30, 2021, the Company had cash outside the Trust Account of $1,238,664 and working capital of $1,487,639. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock.

During the period covered by this Quarterly Report, the Company consummated its IPO and Private Placement, and the underwriters partially exercised their Over-Allotment Option. Of the net proceeds from the IPO, partial exercise of the Over-Allotment Option, and associated Private Placements, $340,896,110 of cash was placed in the Trust Account and $2,427,771 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of June 30, 2021, no Working Capital Loans were outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the period from February 18, 2021 (inception) through June 30, 2021, we had net loss of $3,050,347, which consisted of formation costs and other operating expenses of $120,054, unrealized loss of on fair value changes of warrants of $2,369,398, warrant transaction costs of $561,610, and trust interest income of $715.

For the three months ended June 30, 2021, we had net loss of $3,049,838, which consisted of formation costs and other operating expenses of $119,545, unrealized loss of on fair value changes of warrants of $2,369,398, warrant transaction costs of $561,610, and trust interest income of $715.

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

Critical Accounting Policies

Deferred Offering Costs Associated with the IPO

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A shares or the statement of operations based on the relative value of the Class A Shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on June 15, 2021, offering costs totaling $18,860,728 were recognized, $561,610 of which was allocated to the Warrants and immediately expensed, and $18,299,118 were allocated to Class A shares reducing the initial carrying amount of such shares.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity and subsequently measured at redemption value. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 34,089,611 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid in capital, or in the absence of additional capital, in accumulated deficit. On June 30, 2021, we recorded an accretion of $28,301,378, $3,710,212 of which was recorded in additional paid in capital and $24,591,166 was recorded in accumulated deficit.

Warrants

We account for the Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Because we do not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per public share and income (loss) per founder share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the public and founder shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 43% for the Class A public stock and 57% for the non-redeemable stock for the three months ended June 30, 2021 and 34% for the Class A public stock and 66% for the non-redeemable stock for the period from February 18, 2021 (inception) to June 30, 2021, reflective of the respective participation rights.

Recent Accounting Pronouncements

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

On February 18, 2021, 1P subscribed for 11,500,000 Founder Shares for a total subscription price of $25,000, and fully paid for these on February 18, 2021. In March 2021, 1P transferred an aggregate of 1,150,000 Founder Shares to Horn LIT Holdings, LLC (“Horn”) and 125,000 Founder Shares to each of Messrs. Clarke, Sidler and Sultemeier, resulting in 1P holding 9,975,000 Founder Shares. On March 31, 2021, 1P and Horn surrendered 1,288,904 and 148,596 Founder Shares, respectively, to us for cancellation for no consideration resulting in 1P and Horn holding 8,686,096 and 1,001,404 Founder Shares, respectively. On May 13, 2021, Horn transferred 1,001,404 Founder Shares to AG LIT. On June 10, 2021 1P and AG LIT surrendered 1,288,905 and 148,595 Founder Shares, respectively, to us for no consideration resulting in 1P and AG LIT holding 7,397,191 and 852,809 Founder Shares, respectively. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO. On June 15, 2021 the underwriter’s over-allotment option was partially exercised. As of June 15, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding, 102,597 of which were subject to forfeiture. On July 26, 2021, such remaining Founder Shares were forfeited.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Other Information

None.

Item 5.	Mine Safety Disclosures

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August, 2021.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

By:	/s/ Alan Gershenhorn
Name:	Alan Gershenhorn
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)