Form 10-Q
period 2021-09-30
Logistics Innovation Technologies Corp.
filed 2021-11-15
CIK 1848364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 34,089,611 Class A common stock, par value $0.0001 per share, and 8,522,403 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
Form 10-Q

For the Quarter Ended September 30, 2021

Table of Contents

		Page
Part I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheet September 30, 2021	1
	Condensed Statements Of Operations for the Three Months Ended September 30, 2021 and the Period from February 18, 2021 (Inception) through September 30, 2021	2
	Condensed Statements Of Changes In Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2021 and the Period from February 18, 2021 (Inception) through September 30, 2021 (Unaudited)	3
	Condensed Statement Of Cash Flows for the Period from February 18, 2021 (Inception) through September 30, 2021	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

Part II. OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Other Information	25
Item 5.	Mine Safety Disclosures	25
Item 6.	Exhibits	26

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LOGISTICS INNOVATION TECHNOLOGIES CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021 (UNAUDITED)

September 30, 2021
Assets:
Current assets:
Cash	$1,145,094
Prepaid expenses	465,229
Total current assets	1,610,323
Prepaid expenses, non-current	297,575
Investments held in Trust	340,901,212
Total Assets	$342,809,110

Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit
Accrued offering costs and expenses	$-
Due to related party	30,000
Due to sponsor	184,185
Total current liabilities	214,185
Warrant liability	15,926,567
Deferred underwriter fee payable	11,931,364
Total liabilities	28,072,116

Commitments and Contingencies
Redeemable Class A common stock
Class A common stock $0.0001 par value; 308,000,000 shares authorized; 34,089,611 shares issued and outstanding subject to possible redemption, at redemption value	340,901,212

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,522,403 shares issued and outstanding	853
Additional paid-in capital	-
Accumulated deficit	(26,165,071)
Total Stockholders’ Deficit	(26,164,218)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$342,809,110

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)

		For the period
	For the three	from February 18,
	months ended	2021 (inception) to
	September 30, 2021	September 30, 2021
Formation costs and other operating expenses	$199,820	$319,874
Loss from operations	(199,820)	(319,874)
Other income (loss)
Unrealized gain (loss) on fair value changes of warrants	1,676,938	(692,460)
Warrant transaction costs	-	(561,610)
Bank interest income	29	29
Trust interest income	4,387	5,102
Total other income (loss)	1,681,354	(1,248,939)
Net income (loss)	$1,481,534	$(1,568,813)

Class A Common stock
Basic and diluted weighted average shares outstanding	34,089,611	16,363,013
Basic and diluted net income per common stock	$0.03	$0.43

Class B common stock
Basic and diluted weighted average shares outstanding	8,522,403	7,990,753
Basic and diluted net loss per common stock	$0.03	$(1.07)

The accompanying notes are an integral part of these unaudited condensed financial statements

LOGISTICS INNOVATION TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)

	Common Stock				Additional Paid-In		Stockholders’
	Class A		Class B		Capital	Accumulated	Equity
	Shares	Amount	Shares	Amount	(Deficit)	Deficit	(Deficit)
Balance as of February 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common shares to Sponsors	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(509)	(509)
Balance as of March 31, 2021	-	$-	8,625,000	$863	$24,137	$(509)	$24,491

Balance as of March 31, 2021	-	$-	8,625,000	$863	$24,137	$(509)	$24,491

Deemed contribution from issuance of Private Placement Warrants	-	-	-	-	3,686,075	-	3,686,075
Accretion of common stock subject to possible redemption	-	-	-	-	(3,710,212)	(24,591,166)	(28,301,378)
Net loss	-	-	-	-	-	(3,049,838)	(3,049,838)
Balance as of June 30, 2021	-	$-	8,625,000	$863	$-	$(27,641,513)	$(27,640,650)
Class A ordinary shares subject to possible redemption	-	-	-	-	(10)	(5,092)	(5,102)
Class B forfeited shares due to partial over-allotment exercise	-	-	(102,597)	(10)	10
Net income	-	-	-	-	-	1,481,534	1,481,534
Balance as of September 30, 2021	-	$-	8,522,403	$853	$-	$(26,165,071)	$(26,164,218)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash flows from Operating Activities:
Net loss	$(1,568,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,102)
Change in fair value of warrants	692,460
Warrant issuance costs	561,610
Changes in current assets and current liabilities:
Prepaid expenses	(762,804)
Net cash used in operating activities	(1,082,649)

Cash Flows from Investing Activities:
Investment held in Trust Account	(340,896,110)
Net cash used in investing activities	(340,896,110)

Cash flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from Initial Public Offering, net of underwriters fees	334,578,188
Proceeds from private placement warrants	8,917,922
Proceeds from sponsor	184,185
Proceeds from related party	285,538
Repayments to related party	(255,538)
Payment of deferred offering costs	(611,442)
Net cash provided by financing activities	343,123,853

Net change in cash	1,145,094
Cash, beginning of the period	-
Cash, end of the period	$1,145,094

Supplemental disclosure of cash flow information:
Deferred underwriter fee payable	$11,931,364

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses from the change in the fair value of its warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company’s sponsors are 1P Management LLC (the “Sponsor”) and AG LIT Holdings, LLC (“AG LIT”, and together with 1P Management LLC, the “Sponsors”), Delaware limited liability companies.

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

The underwriters have a 45-day option to purchase up to 4,500,000 over-allotment Units. After partially exercising their option at the time of the IPO to purchase 4,089,611 Units, the underwriters had up to 410,389 additional Units available under their option. This 45-day option expired on July 26, 2021.

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

Liquidity and Capital Resources

At September 30, 2021, the Company had cash outside the Trust Account of $1,145,094 and a working capital of $1,396,138. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock.

Additionally, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2021, $30,000 in Working Capital Loans were outstanding.

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

The interim results for the period from February 18, 2021 (inception) to September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820 approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Warrants

The Company accounts for the redeemable warrants to public investors (the “Public Warrants”) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance of ASC Topic 480 and ASC Topic 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity and subsequently measured at redemption value. At all other times, shares of common stock are classified as stockholders’ equity (deficit).

The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,089,611 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the period from February 18, 2021 (inception) through September 30, 2021, the Company recorded an accretion of $28,306,480, $3,710,222 of which was recorded in additional paid in capital and $24,596,258 was recorded in accumulated deficit.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A Common Stock or the statement of operations based on the relative value of the Class A Common Stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on September 30, 2021, offering costs totaling $18,860,728 were recognized, $561,610 of which was allocated to the Public Warrants and immediately expensed, and $18,299,118 were allocated to Class A Common Stock reducing the initial carrying amount of such shares.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income (loss) per Class A redeemable public stock and income (loss) per non-redeemable stock following the two-class method of income per share. In order to determine the net income (loss) attributable to both the Class A redeemable stock and non-redeemable stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A public stock and 20% for the non-redeemable stock for the three months ended September 30, 2021 and 65% for the Class A public stock and 35% for the non-redeemable stock for the period from February 18, 2021 (inception) to September 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

		For the period from
	For the three months ended	February 18, 2021 (inception) to
	September 30,	September 30,
	2021	2021
Net income (loss)	$1,481,534	$(1,568,813)
Accretion of temporary equity to redemption value	(5,092)	(24,596,258)
Net income (loss) including accretion of temporary equity to redemption value	$1,476,442	$(26,165,071)

	For the three months ended		For the period from February 18, 2021 (inception) to
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$1,181,154	$295,286	$(17,580,008)	$(8,585,063)
Accretion of temporary equity to redemption value	5,092	-	24,596,258	-
Net income (loss)	$1,186,246	$295,286	$7,016,250	$(8,585,063)

Denominator:
Weighted-average shares outstanding	34,089,611	8,522,403	16,363,013	7,990,753
Basic and diluted net income (loss) per share	$0.03	$0.03	$0.43	$(1.07)

In connection with the underwriters’ partial exercise of the over-allotment option on June 15, 2021, 1,022,403 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes”. ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period from February 18, 2021 (inception) through September 30, 2021.

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

The underwriters had a 45-day option to purchase up to 4,500,000 over-allotment Units. After partially exercising their Over-Allotment Option at the time of the IPO to purchase 4,089,611 Units, the underwriters had up to 410,389 additional Units available under their Over-Allotment Option. This 45-day option expired on July 26, 2021.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the Private Placement of an aggregate 5,945,281 Private Placement Warrants, which were purchased by 1P Management LLC and AG LIT Holdings, LLC (and/or its designees), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,917,922. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The Company recorded the excess of the proceeds over the fair value of the Private Placement Warrants of $3,686,074 in additional paid-in capital as deemed capital contribution.

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

Promissory Note — Related Party

On February 18, 2021, the Sponsors agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and due at the earlier of (i) December 31, 2021, (ii) the date on which Maker consummates the IPO, or (iii) the date on which Maker determines to not proceed with such IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. As of September 30, 2021, the Company had not borrowed any amount under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2021, $30,000 in Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has entered into an agreement that would provide that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services.

Note 6 — Fair Value Measurements

Investments Held in Trust Account

As of September 30, 2021, the investments in the Company’s Trust Account consisted of $340,901,212 in U.S. Money Market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair values of the Company’s investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Recurring Fair Value Measurements

The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. For the period ending September 30, 2021 there were no transfers into or out of Level 3 classification.

On August 2, 2021, the Company announced that holders of the Units sold in the Company’s IPO may elect to separately trade the shares of Class A common stock and warrants included in the Units. As such, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

The following table presents fair value information as of September 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2		Level 3
Description
Investments held in Trust Account – U.S. Money Market	$340,901,212	$		$

Public Warrants	$10,456,908		$-	$
Private Warrants	$-		$-		$5,469,659

The Company permitted investments and warrants are revalued each quarter with changes in fair value recognized in the statements of operations.

The Company utilized a Monte Carlo simulation model to value the Private Placement Warrants and the Public Warrants at the date of issuance (June 15, 2021) and utilized a Monte Carlo simulation model to value the Private Placement Warrants at September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At June 15, 2021	At September 30, 2021
Stock price	$10.00	$9.69
Strike price	$11.50	$11.50
Term (in years)	5.98	5.76
Volatility	13.8%	14.5%
Risk-free rate	1.00%	1.11%
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s Warrants classified as Level 3:

Fair value at February 18, 2021	$-
Warrant liability – initial fair value	15,234,107
Public Warrants reclassified to Level 1 (1)	$(10,456,908)
Change in fair value	692,450
Fair Value at September 30, 2021	$5,469,659

(1)	Assumes the Public Warrants were reclassified to Level 1 on September 30, 2021.

Except for the Public Warrants transferring from Level 3 to Level 1, there were no other transfers between Levels 1, 2 or 3 during the period from February 18, 2021 (inception) to September 30, 2021.

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

Underwriting Agreement

The underwriters had a 45-day option to purchase up to 4,500,000 over-allotment Units. After partially exercising their option at the time of the IPO to purchase 4,089,611 Units, the underwriters had up to 410,389 additional Units available under their option. This 45-day option expired on July 26, 2021.

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

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 308,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A common stock issued or outstanding (excluding 34,089,611 shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. As of September 30, 2021, there were 8,522,403  shares of Class B common stock issued and outstanding.

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

Our Sponsors are AG LIT Holdings, LLC, a Delaware limited liability company, and 1P Management LLC, a Delaware limited liability company. The registration statement for our IPO was declared effective on June 10, 2021. On June 15, 2021, we consummated the IPO of 34,089,611 Units, including the issuance of 4,089,611 Units as a result of the underwriters’ exercise in part of their option to purchase additional Units, at $10.00 per Unit, generating gross proceeds of $340,896,110, and incurring offering costs of $18,860,728, inclusive of $11,931,364 in deferred underwriting commissions.

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

Liquidity and Capital Resources

At September 30, 2021, the Company had cash outside the Trust Account of $1,145,094 and working capital of $1,396,138. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock.

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

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of September 30, 2021, no Working Capital Loans were outstanding.

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

For the period from February 18, 2021 (inception) through September 30, 2021, we had net loss of $1,568,813, which consisted of formation costs and other operating expenses of $319,874, unrealized loss of on fair value changes of warrants of $692,460, warrant transaction costs of $561,610, partially offset by bank interest income of $29, and trust interest income of $5,102.

For the three months ended September 30, 2021, we had net income of $1,481,534, which consisted of formation costs and other operating expenses of $199,820 offset by an unrealized gain on fair value changes of warrants of $1,676,938, bank interest income of $29, and trust interest income of $4,387.

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

The underwriters were paid a cash underwriting discount of $0.20 per Public Share, or $6,817,922 in the aggregate. Additionally, the underwriters reimbursed us $500,000 for offering costs. In addition, $0.35 per Public Share, or $11,931,364 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Warrants

We account for the Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Because we do not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability. Our Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

Recent Accounting Pronouncements

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneously with the closing of the IPO, we consummated the Private Placement of 5,945,281 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $8,917,922.

Use of Proceeds

On June 15, 2021, the Company consummated its IPO of 34,089,611 Units, including the issuance of 4,089,611 Units as a result of the underwriters’ exercise in part of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $340,896,110, and incurring offering costs of $18,860,728, inclusive of $11,931,364 in deferred underwriting commissions. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1/A (File No. 333-239508). The SEC declared the registration statement effective on June 10, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 2021.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

By:	/s/ Alan Gershenhorn
Name:	Alan Gershenhorn
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)