Form 10-K
period 2021-12-31
Logistics Innovation Technologies Corp.
filed 2022-04-15
CIK 1848364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-40476

logistics innovation technologies corp.

(Exact name of registrant as specified in its charter)

Delaware	86-2157398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3348 Peachtree Road, Suite 700
Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 954-4822

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	LITTU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	LITT	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	LITTW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock shares held by non-affiliates of the Registrant was approximately $340 million.

As of April 15, 2022, the Registrant had 34,089,611 shares of its Class A common stock, $0.0001 par value per share, and 8,522,403 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

The statements contained in this report that are not purely historical are forward-looking statements. Our forward- looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward- looking statements in this Amended Report on Form 10-K (the “Annual Report on Form 10-K” or “Annual Report”) may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to uncertainty resulting from the recent COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined herein) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares (as defined herein) will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or Public Warrants.

●	If a stockholder fails to receive notice of our offer to redeem our Public Shares (as defined herein) in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

●	If the net proceeds of the Public Offering (as defined herein) and the sale of the Private Placement Warrants (as defined herein) not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue certain shares to consummate an initial business combination.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

PART I

References in this report to “we,” “us” or the “Company” refer to Logistics Innovation Technologies Corp.. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer to 1P Management LLC, a Delaware limited liability company (“1P”), together with AG LIT Holdings, LLC, a Delaware limited liability company (“AG LIT”). References to our “initial stockholders” refer to the Sponsors and any other holders of our Founder Shares.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated on February 18, 2021 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On June 15, 2021, we consummated our initial public offering (the “Public Offering”) of 34,089,611 units, including the issuance of 4,089,611 units as a result of the underwriters’ exercise in part of their over-allotment option. Each unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $340,896,110.

Prior to the consummation of the Public Offering, on February 18, 2021, 1P subscribed for 11,500,000 shares of Class B common stock (the “Founder Shares”) par value $0.0001 per share for a total subscription price of $25,000, and fully paid for these on February 18, 2021. In March 2021, 1P transferred an aggregate of 1,150,000 Founder Shares to Horn LIT Holdings, LLC (“Horn”) and 125,000 Founder Shares to each of Messrs. Clarke, Sidler and Sultemeier, resulting in 1P holding 9,975,000 Founder Shares. On March 31, 2021, 1P and Horn surrendered 1,288,904 and 148,596 Founder Shares, respectively, to us for cancellation for no consideration resulting in 1P and Horn holding 8,686,096 and 1,001,404 Founder Shares, respectively. On May 13, 2021, Horn transferred 1,001,404 Founder Shares to AG LIT. On June 10, 2021 1P and AG LIT surrendered 1,288,905 and 148,595 Founder Shares, respectively, to us for no consideration resulting in 1P and AG LIT holding 7,397,191 and 852,809 Founder Shares, respectively. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO. On June 15, 2021 the underwriter’s over-allotment option was partially exercised. As of June 15, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding, 102,597 of which were subject to forfeiture. On July 26, 2021, such remaining Founder Shares were forfeited.

Simultaneously with the consummation of the Public Offering, we consummated the private placement of an aggregate of 5,945,281 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, to the Sponsors at a price of $1.50 per warrant, generating gross proceeds, before expenses, of $8,917,922 (the “Private Placement”). The warrants sold in the Private Placement (the “Private Placement Warrants”) are identical to the warrants included in the units sold in the Public Offering, except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the Company completes its initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Upon the closing of the Public Offering and the Private Placement, $340,896,110 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except for the withdrawal of interest to pay taxes, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination; (ii) the redemption of any of the shares of Class A common stock sold as part of the units sold in our Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete an initial business combination by June 15, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the Public Shares if we are unable to complete an initial business combination by June 15, 2023. The proceeds held in the Trust Account may only be invested in direct United States government treasury obligations within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting discounts (excluding the deferred portion of $11,931,364 in underwriting commissions, which amount will be payable upon consummation of our initial business combination if consummated) and $6,929,364 in expenses relating to the Public Offering, $2,427,771 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2021, there was $340,908,415 in investments and cash held in the Trust Account and $967,124 of cash held outside the Trust Account and $1,196,779 available for working capital purposes.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our shares of Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of Target Businesses

While we may pursue an initial business combination with a company in any sector or geography, we intend to focus our search on businesses serving the senior market or capable of being repositioned to do so. Our Charter prohibits us from effectuating an initial business combination with another blank check company or similar company with nominal operations.

In accordance with Nasdaq listing rules, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing the agreement to enter into the initial business combination. We refer to this as the 80% of fair market value test. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our Board will rely on generally accepted standards, our Board will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgement. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent valuation or appraisal firm with respect to satisfaction of such criteria. If our Board is not able to independently determine the fair market value of the target business or businesses, or if we are considering an initial business combination with an affiliated entity, we will obtain an opinion with respect to the satisfaction of such criteria from an independent investment bank or an independent valuation or accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this stipulation, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders that own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business, in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If the business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or companies that may be financially unstable or in early stages of development or growth, we may be affected by numerous risks inherent in such a situation. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We will craft a priority list of companies based on the acquisition criteria above. These companies will primarily be sourced through our management team’s long-standing, extensive network of industry executives, investment firms, consultants, and intermediaries.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with management, document reviews, primary research, policy research, on-site visits, and a review of financial and other information about the target and its industry. We will lean heavily upon the decades of our management team’s experience conducting diligence on a broad set of private and publicly held healthcare companies. We expect this experience to allow our management to quickly focus on the key, material investment drivers and reach the most insightful experts for the issue(s) at hand.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their respective affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Public Warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our initial stockholders, directors, officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial stockholders, officers, directors and/or their respective affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsors, officers, directors, advisors or their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our Sponsors, officers, directors, advisors or any of their respective affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsors, officers, directors and/or their respective affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares they hold and any Public Shares they may acquire during or after the Public Offering in connection with the completion of our initial business combination.

Limitations on Redemptions

Our Charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our Charter would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their Public Shares by one of the two methods listed above will be contained in provisions of our Charter and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsors, officers and directors have agreed to vote any Founder Shares they hold and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founder Shares, we would need only 12,783,605, or 37.5% (assuming all issued and outstanding shares are voted), or 2,130,601, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 34,089,611 Public Shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorums and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our Charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsors or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of the Public Offering.

Conduct of Redemptions Pursuant to Tender Offer Rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our Charter: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of Our Initial Business Combination to a Stockholder Vote

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsors, officers and directors have agreed to vote any Founder Shares they hold and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founder Shares, we would need only 12,783,605, or 37.5% (assuming all issued and outstanding shares are voted), or 2,130,601, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 34,089,611 Public Shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Charter provides that we will have only 24 months from the closing of the Public Offering to complete our initial business combination or during any Extension Period. If we are unable to complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination within 24 months from the closing of the Public Offering or during any Extension Period. However, if our initial stockholders, officers or directors acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the allotted time period.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete our initial business combination and subsequently liquidate and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares.

Our initial stockholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described above under “Limitations on redemptions.” For example, our board of directors may propose such an amendment if it determines that additional time is necessary to complete our initial business combination. In such event, we will conduct a proxy solicitation and distribute proxy materials pursuant to Regulation 14A of the Exchange Act seeking stockholder approval of such proposal, and in connection therewith, provide our public stockholders with the redemption rights described above upon stockholder approval of such amendment.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

Employees

We currently have two executive officers: Alan Gershenhorn and Isaac Applbaum. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 3348 Peachtree Road, Suite 700, Atlanta, GA 30326 or by telephone at (678) 954-4822.

ITEM 1A. RISK FACTORS.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our Public Offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

RISKS RELATING TO OUR SEARCH FOR, AND CONSUMMATION OF OR
INABILITY TO CONSUMMATE, A BUSINESS COMBINATION

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of our outstanding common stock immediately following the completion of the Public Offering. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our Charter provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to our initial stockholders’ Founder Shares, we would need 12,783,605, or 37.5% (assuming all issued and outstanding shares are voted), 2,130,601, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 34,089,611 Public Shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

The requirement that we complete our initial business combination within 24 months after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of the Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of the Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. Also, the conflict between Ukraine and Russia continues to grow and, while the extent of the impact of the conflict on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their respective affiliates may elect to purchase shares or Public Warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their respective affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our initial stockholders, directors, executive officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included.

In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of the Public Offering and the sale of the Private Placement Warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until at least June 15, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, only $967,124 is available to us outside of the Trust Account as of December 31, 2021. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the Public Offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which the prospectus forms a part, 1P has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked 1P to reserve for such indemnification obligations, nor have we independently verified whether 1P has sufficient funds to satisfy its indemnity obligations and we believe that 1P’s only assets are securities of our company. Therefore, we cannot assure you that 1P would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of 1P, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and 1P asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against 1P to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against 1P to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are deemed to be similar to those contained in the warrant agreement governing our warrants and those of other SPAC entities. As a result of the SEC Staff Statement, we evaluated the accounting treatment of our Public Warrants and our Private Placement Warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, now included on our balance sheet contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations in the period of change. As a result of this recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize going forward non-cash gains or losses on our warrants each reporting period until exercised and that the amount of such gains or losses could be material.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering; and (iii) absent an initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not completed an initial business combination within 24 months from the closing of the Public Offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not completed an initial business combination within 24 months from the closing of the Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our Charter prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of the Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our liquidation unless we complete our initial business combination or amend certain material provisions of our Charter prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 24th month from the closing of the Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our Charter prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have attributes consistent with our general criteria and guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our Charter authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2022, there are 345,910,389 and 11,477,597 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter. Immediately after the Public Offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants as described in “Description of Securities — Warrants — Public Stockholders’ Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our Charter to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the Public Offering or (y) amend the foregoing provisions. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the Public Offering;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our Sponsors, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsors, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsors, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsors, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsors, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsors, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they may acquire during or after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 18, 2021, 1P subscribed for an aggregate 11,500,000 Founder Shares for a total subscription price of $25,000, or approximately $0.003 per share. Such shares are fully paid, and the cash amount of the subscription price therefore was received on February 18, 2021. In March 2021, 1P transferred an aggregate of 1,150,000 Founder Shares to Horn and 125,000 Founder Shares to each of Messrs. Clarke, Sidler and Sultemeier, resulting in 1P holding 9,975,000 Founder Shares. On March 31, 2021, 1P and Horn surrendered 1,288,904 and 148,596 Founder Shares, respectively, to us for cancellation for no consideration resulting in 1P and Horn holding 8,686,096 and 1,001,404 Founder Shares, respectively. On May 13, 2021, Horn transferred 1,001,404 Founder Shares to AG LIT. On June 10, 2021 1P and AG LIT surrendered 1,288,905 and 148,595 Founder Shares, respectively, to us for no consideration resulting in 1P and AG LIT holding 7,397,191 and 852,809 Founder Shares, respectively. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO. On June 15, 2021 the underwriter’s over-allotment option was partially exercised. As of June 15, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding, 102,597 of which were subject to forfeiture. On July 26, 2021, such remaining Founder Shares were forfeited.

Prior to the initial investment in the company of $25,000 by 1P, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 34,500,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsors have committed to purchase an aggregate of 5,945,281 Private Placement Warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $8,917,922, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Public Offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Public Offering and the private placement of warrants provided us with $328,964,746 that we may use to complete our initial business combination and pay related fees and expenses (after taking into account the $11,931,364 of deferred underwriting commissions being held in the Trust Account and the estimated offering expenses).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our Charter does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsors, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter requires the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our Charter requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Charter to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination within 24 months of the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Charter that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our Charter may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own 20% of our common stock upon the closing of the Public Offering (assuming they do not purchase any units in the Public Offering), may participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Charter.

Our Sponsors, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsors, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon closing of the Public Offering, our initial stockholders will own 20% of our issued and outstanding common stock (assuming they do not purchase any units in the Public Offering). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Charter. If our initial stockholders purchase any units in the Public Offering or if our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsors, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the initial business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our initial business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

RISKS RELATING TO THE POST-BUSINESS COMBINATION COMPANY

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

There are risks related to the logistics and logistics technology industry to which we may be subject.

Business combinations with companies with operations in the logistics and logistics technology industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the logistics and logistics technology industry, we will be subject to, and possibly adversely affected by, the following risks, including but not limited to:

●	Competition could reduce profit margins.

●	Our inability to comply with governmental regulations affecting the logistics and logistics technology industry could negatively affect our operations.

●	An inability to license or enforce intellectual property rights on which our business may depend.

●	The success of our planned business following consummation of our initial business combination may depend on maintaining a well-secured business and technology infrastructure.

●	Legal and regulatory changes related to data protection and privacy could create unexpected costs, impact the use and adoption of a target business’ services or require a target business to agree to onerous terms and conditions, which could have an adverse impact on its future revenue, operating results or customer retention, and may reduce our future revenue and our profitability following such business combination.

●	Changes in the logistics and logistics technology industry could negatively impact customer relationships and our results of operations.

●	The logistics and logistics technology industry is susceptible to significant liability exposure, including cyberattacks and security and privacy breaches. If liability claims are brought against us following a business combination, it could materially adversely affect our operations.

●	Dependence of our operations upon third-party suppliers, manufacturers or contractors whose failure to perform adequately could disrupt our business.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the logistics and logistics technology industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

RISKS RELATING TO ACQUIRING AND OPERATING A BUSINESS IN FOREIGN COUNTRIES

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

RISKS RELATING TO OUR MANAGEMENT TEAM

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation or governmental investigations unrelated to our business affairs could materially impact our ability to complete an initial business combination.

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in past have been, and may in the future be, involved in civil disputes and litigation and governmental investigations relating to their business affairs unrelated to our company. Any claims or investigations involving members of our management and companies with which they are affiliated may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and non-independent directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsors and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsors, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Certain agreements related to the Public Offering may be amended without stockholder approval.

Each of the agreements related to the Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, officers and directors; the registration rights agreement among us and our initial stockholders; the Private Placement Warrants purchase agreement between us and our Sponsors; and the administrative services agreement among us, our Sponsors and an affiliate of our Sponsors. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our initial stockholders, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

RISKS RELATING TO OUR SECURITIES

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within 24 months from the closing of the Public Offering, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial business combination within 24 months from the closing of the Public Offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the Public Offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have been approved to have our units listed on Nasdaq, and our Class A common stock and warrants have been listed on Nasdaq promptly after their date of separation. Although after giving effect to the Public Offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holder

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $4.0 million, we would be required to have a minimum of 300 round lot holders of our securities and we would be required to have a market value of listed securities of $50.0 million We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on Nasdaq, our units, Class A common stock and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Our initial stockholders paid an aggregate of $25,000 to cover certain of our offering costs in exchange for 8,625,000 Founder Shares, or approximately $0.003 per Founder Share and, accordingly, you will experience immediate and substantial dilution from the purchase of our shares of Class A common stock.

The difference between the public offering price per share (allocating all of the unit purchase price to the share of Class A common stock and none to the warrant included in the unit) and the pro forma net tangible book value per share of our Class A common stock after the Public Offering constitutes the dilution to you and the other investors in the Public Offering. Our initial stockholders acquired the Founder Shares at a nominal price, significantly contributing to this dilution. This dilution would increase to the extent that the anti-dilution provisions of the Founder Shares result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their Public Shares. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

Provisions in our Charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement as set forth in the prospectus, (ii) amending the definition of “Ordinary Cash Dividend” as contemplated by and in accordance with the second sentence of subsection 4.1.2 of the warrant agreement, (iii) amending the threshold in the offer trigger to be more than 50% of the voting power of our outstanding securities (including with respect to the election of directors), deleting Section 6.2 or amending the terms of the Private Placement Warrants, with the consent of the holders of a majority of the then outstanding Private Placement Warrants, to provide that the terms of the Private Placement Warrants will not change if transferred to persons other than permitted transferees or to conform the provisions of the Private Placement Warrants to the terms of the Public Warrants, or making any other amendments that are necessary in the good faith determination of the company’s board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s financial statements, or (iv) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, and that all other modifications or amendments will require the vote or written consent of the holders of at least 50% of the then outstanding Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.

If (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to complete an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Stockholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsors or their permitted transferees.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Stockholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares of Class A common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,363,204 shares of Class A common stock as part of the units offered by this prospectus and, simultaneously with the closing of the Public Offering, we issued in a private placement an aggregate of 5,945,281 warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our Sponsors or an affiliate of our Sponsors or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per warrant. To the extent we issue common stock to effectuate our initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete our initial business combination. Therefore, our warrants may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

The grant of registration rights to our initial stockholders and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Public Offering, our initial stockholders, the holders of our Private Placement Warrants, the holders of warrants that may be issued upon conversion of working capital loans and their permitted transferees can demand that we register the shares of Class A common stock into which Founder Shares are convertible, the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants or the Class A common stock issuable upon conversion of warrants that may be issued upon conversion of working capital loans and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; and (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act. If you exercise your Public Warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $340,896,110, will be held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds which invest only in direct U.S. government treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the Trust Account is reduced below $340,896,110 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

GENERAL RISK FACTORS

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team or the other companies referred to in this prospectus is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward. An investment in us is not an investment in any of the companies associated with our management team.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision limit our stockholders’ ability to obtain a favorable judicial forum for disputed with us and may have the effect of discouraging lawsuits against our directors and officers.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of an consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputed with us and may have the effect of discouraging lawsuits against our directors and officers.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently sub-lease executive offices at 3348 Peachtree Road, Suite 700, Atlanta, GA 30326 from 1P. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and warrants are listed on Nasdaq under the symbols “LITTU,” “LITT” and “LITTW”, respectively.

Holders

As of April 14, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, five holders of record of our Class B common stock and three holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and Private Placement Warrants to our Sponsors and our initial stockholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On June 15, 2021, we consummated the Public Offering of 34,089,611 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the issuance of 4,089,611 Units as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $340,896,110, and incurring offering costs of $18,860,728, inclusive of $11,931,364 in deferred underwriting commissions.

In connection with the Public Offering, we incurred offering costs of $18,860,728, inclusive of $11,931,364 in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Public Offering. After deducting the underwriting discounts (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Public Offering expenses, $340,896,110 of the net proceeds from our Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Public Offering and Private Placement as is described in the Company’s final prospectus related to the Public Offering.

ITEM 6. [RESERVED].

[Reserved.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “Logistics Innovation Technologies Corp.,” “our,” “us” or “we” refer to Logistics Innovation Technologies Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the annual financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Upon the closing of the IPO and the Private Placement in June 2021, $340,896,110 ($10.00 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement were placed in a Trust Account located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination.

If we are unable to complete an initial business combination within 24 months from the closing of the IPO, or June 15, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

At December 31, 2021, the Company had cash outside the Trust Account of $967,124 and working capital of $1,196,779. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in an initial business combination or to redeem common stock.

During the period covered by this Annual Report, the Company consummated its IPO and Private Placement, and the underwriters partially exercised their over-allotment option. Of the net proceeds from the IPO, partial exercise of the over-allotment option, and associated Private Placements, $340,896,110 of cash was placed in the Trust Account and $2,427,771 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company working capital loans. If the Company completes an initial business combination, the Company may repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans may be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.50 per warrant. As of December 31, 2021, $84,999 in working capital loans were outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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

For the period from February 18, 2021 (inception) through December 31, 2021, we had a net loss of $827,602, which consisted of formation costs and other operating expenses of $624,582 and warrant transaction costs of $561,610, partially offset by an unrealized gain of on fair value changes of warrants of $346,230, bank interest income of $55 and trust interest income of $12,305.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts. The underwriters partially exercised their over-allotment option on June 15, 2021 with the purchase of 4,089,611 units.

The underwriters were paid a cash underwriting discount of $0.20 per Public Share, or $6,817,922 in the aggregate. Additionally, the underwriters reimbursed us $500,000 for offering costs. In addition, $0.35 per Public Share, or $11,931,364 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP and rules and regulations of the SEC requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of the financial statements. Although we believe these estimates are reasonable, actual results could differ from these estimates. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for our fair value of derivatives have the greatest potential impact on our financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Therefore, we consider these to be our critical accounting policies and estimates, which are discussed further as follows. For further information on all of our significant accounting policies, see Note 2 to our financial statements.

Warrants

We account for the Public Warrants and Private Placement Warrants as a liability based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC Topic 480, “Distinguishing Liabilities from Equity” and ASC Topic 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent annual period end date while the warrants are outstanding. Because we do not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability. Our Private Placement Warrant liability is based on a Monte Carlo simulation model utilizing management judgment and pricing inputs such as the remaining term of the warrants, expected volatility and the risk free rate of return. Significant deviations from these estimates and inputs could result in a material change in fair value.

Recent Accounting Pronouncements

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements (see Note 2).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-21 comprising a portion of this Annual Report on Form 10-K.

47

LOGISTICS INNOVATION TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Logistics Innovation Technologies Corp.

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Logistics Innovation Technologies Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, New York

April 15, 2022

Financial Statements

LOGISTICS INNOVATION TECHNOLOGIES CORP.
BALANCE SHEET
DECEMBER 31, 2021

Assets:
Current assets:
Cash	$967,124
Prepaid expenses	453,613
Total current assets	1,420,737
Prepaid expenses, non-current	192,252
Marketable securities held in Trust	340,908,415
Total Assets	$342,521,404

Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit
Franchise taxes payable	$138,959
Due to sponsor	84,999
Total current liabilities	223,958
Warrant liability	14,887,877
Deferred underwriting commissions	11,931,364
Total liabilities	27,043,199

Commitments and Contingencies
Redeemable Class A common stock
Class A common stock $0.0001 par value; 380,000,000 shares authorized; 34,089,611 shares issued and outstanding subject to possible redemption, at redemption value	340,908,415

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,522,403 shares issued and outstanding	853
Additional paid-in capital	-
Accumulated deficit	(25,431,063)
Total Stockholders’ Deficit	(25,430,210)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$342,521,404

The accompanying notes are an integral part of these financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Administrative service fee	$85,000
Directors’ and officers’ insurance	240,908
Franchise taxes	138,959
Other operating expenses	159,715
Loss from operations	(624,582)
Other income (loss)
Unrealized gain on fair value changes of warrants	346,230
Public Warrant transaction costs	(561,610)
Bank interest income	55
Earnings and gains on marketable securities held in the trust account	12,305
Total other income (loss)	(203,020)
Net loss	$(827,602)

Class A Common stock
Basic and diluted weighted average shares outstanding	21,507,641
Basic and diluted net income per common stock	$0.23

Class B common stock
Basic and diluted weighted average shares outstanding	8,145,049
Basic and diluted net loss per common stock	$(0.72)

The accompanying notes are an integral part of these financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional Paid-In		Stockholders’
	Class A		Class B		Capital	Accumulated	Equity
	Shares	Amount	Shares	Amount	(Deficit)	Deficit	(Deficit)
Balance as of February 18, 2021 (inception)	-	-	-	-	-	-	-
Issuance of Class B common stock to Sponsors	-	-	8,625,000	863	24,137	-	25,000
Deemed contribution from issuance of Private Placement Warrants	-	-	-	-	3,686,075	-	3,686,075
Accretion of common stock subject to possible redemption	-	-	-	-	(3,710,222)	(24,603,461)	(28,313,683)
Class B common stock forfeited shares due to partial over-allotment exercise	-	-	(102,597)	(10)	10	-	-
Net loss	-	-	-	-	-	(827,602)	(827,602)
Balance as of December 31, 2021	-	$-	8,522,403	$853	$-	$(25,431,063)	$(25,430,210)

The accompanying notes are an integral part of these financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from Operating Activities:
Net loss	$(827,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(12,305)
Change in fair value of warrants	(346,230)
Warrant issuance costs	561,610
Changes in current assets and current liabilities:
Franchise taxes payable	138,959
Due to sponsor	60,000
Prepaid expenses	(645,865)
Net cash used in operating activities	(1,071,433)

Cash Flows from Investing Activities:
Investment in marketable securities	(340,896,110)
Net cash used in investing activities	(340,896,110)

Cash flows from Financing Activities:
Proceeds from issuance of Class B common stock to initial stockholders	25,000
Proceeds from the issuance of Class A common stock, net of underwriters fees	334,578,188
Proceeds from Private Placement Warrants	8,917,922
Proceeds from sponsor	439,723
Repayments to sponsor	(414,724)
Payment of other offering costs	(611,442)
Net cash provided by financing activities	342,934,667

Net change in cash	967,124
Cash, beginning of the period	-
Cash, end of the period	$967,124

Supplemental disclosure of cash flow information:
Accretion of Class A common stock subject to possible redemption	$28,313,683
Deferred underwriting commissions	$11,931,364

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses from the change in the fair value of its warrant liabilities. The Company has selected December 31 as its fiscal year end. The Company’s sponsors are 1P Management LLC (the “Sponsor”) and AG LIT Holdings, LLC (“AG LIT”, and together with 1P Management LLC, the “Sponsors”), Delaware limited liability companies.

The registration statement for the Company’s IPO was declared effective on June 10, 2021 (the “Effective Date”). On June 15, 2021, the Company consummated its IPO of 34,089,611 units (the “Units”), including the issuance of 4,089,611 Units as a result of the underwriter’s exercise in part of their option to purchase additional Units (the “Over-Allotment Option”). Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant of the Company (“Public Warrant”). Each whole Public Warrant is exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $340,896,110, which is discussed in Note 3.

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

Transaction costs of the IPO amounted to $18,860,728 consisting of $6,817,922 of underwriting discount, $11,931,364 of deferred underwriting commissions, $611,442 of other offering costs and a reimbursement of $500,000 of underwriting costs from the underwriter.

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

The shares of common stock subject to redemption was recorded in temporary equity upon the completion of the IPO and immediately accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Capital Resources

At December 31, 2021, the Company had cash outside the Trust Account of $967,124 and a working capital of $1,196,779. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock.

The Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2021, $84,999 in Working Capital Loans were outstanding.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

As of December 31, 2021, marketable securities held in Trust Account consisted of U.S. Money Market Funds. The Company classifies its investments in a U.S. Money Market Fund and classified as short-term investments at fair value within trust assets on the balance sheets. Earnings and gains from the marketable securities held in the Trust Account are recognized in earnings and gains on marketable securities held in the trust account on the Statement of Operations.

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

The fair value of the Company’s financial assets and liabilities, except for the warrant liabilities, approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Warrants

The Company accounts for the redeemable warrants to public investors (the “Public Warrants”) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance of ASC Topic 480 and ASC Topic 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liabilities.

Class A Common Stock Subject to Possible Redemption

The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,089,611 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the period from February 18, 2021 (inception) through December 31, 2021, the Company recorded accretion of $28,313,683 in temporary equity.

Gross proceeds from IPO	$340,896,110
Less:
Proceeds allocated to Public Warrants	(10,002,260)
Class A common stock issuance costs	(18,299,118)
Plus:
Remeasurement adjustment of carrying value to redemption value	28,313,683
Class A common stock subject to possible redemption	$340,908,415

Offering Costs Associated with IPO

Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A Common Stock or the statement of operations based on the relative value of the Class A Common Stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs totaling $18,860,728 were recognized, $561,610 of which was allocated to the Public Warrants and immediately expensed, and $18,299,118 were allocated to Class A Common Stock reducing the initial carrying amount of such shares.

Stock based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited. The founder shares owned by the director (1) may not be sold or transferred, until 180 days after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 24 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

The shares were issued on March 3, 2021 (“Grant Date”), and the shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $6.29 per share, or an aggregate of $2,358,750 for the 375,000 shares. Upon consummation of an initial Business Combination the Company will recognize $2,358,750 in compensation expense.

Net Income (Loss) Per Common Stock

The statements of operations include a presentation of net income per Class A redeemable common stock and net loss per Class B common stock following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the Class A redeemable stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Subsequent to calculating the total income (loss) allocable to the Class A common stock and the Class B common stock, the Company allocated the net loss including accretion of temporary equity to redemption value using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the period from February 18, 2021 (inception) to December 31, 2021, reflective of the participation rights.

The earnings per share presented in the statements of operations is based on the following:

For the period from February 18, 2021 (inception) to December 31, 2021
Net loss	$(827,602)
Accretion of temporary equity to redemption value	(28,313,683)
Net loss including accretion of temporary equity to redemption value	$(29,141,285)

	For the period from February 18, 2021 (inception) to December 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(23,307,489)	$(5,833,796)
Deemed dividend for accretion of temporary equity to redemption value	28,313,683	-
Allocation of net loss	$5,006,194	$(5,833,796)

Denominator:
Weighted-average shares outstanding	21,507,641	8,145,049
Basic and diluted net income (loss) per share	$0.23	$(0.72)

In connection with the underwriters’ partial exercise of the Over-Allotment Option on June 15, 2021, 1,022,403 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding.

At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Income Taxes

ASC Topic 740, “Income Taxes”, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

On August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

Note 5 — Related Party Transactions

Founder Shares

On February 18, 2021, 1P paid $25,000 to the Company in consideration for 11,500,000 shares of Class B common stock. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the IPO.

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

Promissory Note — Related Party

On February 18, 2021, the Sponsors agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and due at the earlier of (i) December 31, 2021, (ii) the date on which Maker consummates the IPO, or (iii) the date on which Maker determines to not proceed with such IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. As of December 31, 2021, the Company had not borrowed any amount under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2021, $24,999 in Working Capital Loans were outstanding and reported as due to sponsor on the balance sheet.

Administrative Services Agreement

The Company has entered into an agreement that would provide that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay one of the Sponsors a total of $10,000 per month for office space, secretarial and administrative services. At December 31, 2021, $61,667 of administrative fees have been incurred with $60,000 remaining outstanding and reported on the balance sheet within due to sponsor.

Note 6 — Fair Value Measurements

Recurring Fair Value Measurements

Marketable Securities Held in Trust Account

As of December 31, 2021, the marketable securities in the Company’s Trust Account consisted of $340,908,415 in U.S. Money Market funds. The Company considers all marketable securities with original maturities of more than three months but less than one year to be short-term investments.

Fair values of the Company’s marketable securities are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Public Warrants

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

Private Warrants

The Company’s views the Private Placement Warrants to be economically equivalent to the Public Warrants. As such, the fair value of the Private Placement Warrants is based on the fair value of the Public Warrants. The fair value of the Private Placement Warrant liability is classified within Level 2 of the fair value hierarchy. For the period ended December 31, 2021 there were no transfers into or out of Level 3 classification.

The following table presents fair value information as of December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Description
Investments held in Trust Account – U.S. Money Market	$340,908,415	$-	$-
Public Warrants	9,774,935	-	-
Private Warrants	-	5,112,942	-
Totals	$350,683,350	$5,112,942	$-

The Company’s permitted investments and warrants are revalued each quarter with changes in fair value recognized in the statements of operations.

The Company utilized a Monte Carlo simulation model to value the Private Placement Warrants and the Public Warrants at the date of issuance (June 15, 2021).

	At June 15, 2021	At December 31, 2021
Stock price	$10.00	$9.68
Strike price	$11.50	$11.50
Term (in years)	5.98	5.46
Volatility	13.8%	14.0%
Risk-free rate	1.00%	1.29%
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s Warrants classified as Level 3:

Fair value at February 18, 2021	$-
Warrant liability – initial fair value	15,234,107
Public Warrants reclassified to Level 1	(10,456,908)
Private Warrants reclassified to Level 2	(4,777,199)
Fair Value at December 31, 2021	$-

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

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $6,817,922 and reimbursed the Company $500,000 for offering expenses. Additionally, the underwriter will be entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 34,089,611 shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. As of December 31, 2021, there were 8,522,403 shares of Class B common stock issued and outstanding.

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

The Company accounted for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, upon issuance at IPO. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

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

Note 10 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax assets
Organizational costs/Startup expenses	$147,211
Total deferred tax asset	147,211
Valuation allowance	(147,211)
Deferred tax assets, net of allowance	$—

The income tax provision consists of the following:

For the period from February 18, 2021 (inception) through December 31, 2021
Federal
Current	$—
Deferred	147,211
State
Current	—
Deferred	—
Change in valuation allowance	(147,211)
Income tax provision	$—

As of December 31, 2021, the Company had $0 in U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 18, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $147,211.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	—%
Permanent Book/Tax Differences	(5.5)%
Change in valuation allowance	(17.8)%
Other	2.3%
Income tax provision	—%

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.

The Company files federal income tax returns and various jurisdictions and is subject to examination by the various taxing authorities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers’), the effectiveness of our disclosures controls and procedures as of December 31, 2021, pursuant to Rules 13a-15(b) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Alan Gershenhorn	63	Chief Executive Officer and Chairman
Isaac Applbaum	61	Chief Financial Officer and Director
Bruno Sidler	64	Director
Chris Sultemeier	59	Director
Andrew Clarke	51	Director

Alan Gershenhorn, our Chief Executive Officer and Chairman of our board of directors, was employed by UPS for 39 years, with his final role being Executive Vice President and Chief Commercial Officer from June 2014 to June 2018. He has served on the Board of Directors of Beacon Roofing Supply since May 2015, Cargojet since March 2021, Transportation Insight since August 2018, a portfolio company of Gryphon Investors, OTR Capital since December 2021, a Summit Partners portfolio company and Ascend Transportation, LLC since September 2019, a Wellspring Capital Management portfolio company. He also has been a senior advisor to 8VC and its portfolio companies since October 2018, and a consultant at Horn Strategy Partners, LLC since July 2018. At UPS, Mr. Gershenhorn was a member of the Management Committee, which is responsible for the company’s global strategy and day-to-day operations for 11 years. Mr. Gershenhorn holds a degree in finance from the University of Houston. We believe Mr. Gershenhorn is well qualified to serve on our board of directors based on his extensive leadership, operational and functional experience, particularly in supply chain and logistics.

Isaac “Yitz” Applbaum, our Chief Financial Officer and a member of our board of directors, is a co-founder and partner of MizMaa, a fund which invests in Israeli startup companies in the mobility, cloud and digital healthcare space. Mr. Applbaum also serves as senior advisor to 8VC in connection with its investment in enterprise software and healthcare technologies, and 7Wire, a digital healthcare venture group that was one of the early investors in Livongo. In addition, Mr. Applbaum is a co-founder of Secure, where he has served as a director since January 2019. Finally, he is also the President and a Director of Senior Connect since December 2020. Mr. Applbaum also helped found and build SecureKey, a blockchain technologies company, where he has served as a board observer since 2012. Mr. Applbaum also was an early investor in and director of mobile payments company Kili from 2013 to 2017 before it was acquired by Square, Inc. From 2001 to 2006, Mr. Applbaum was a partner at Lightspeed, a global venture fund. From 1997 to 2000, Mr. Applbaum was a board observer of 7/24, an internet protocol-based solutions company. From 1994 to 1999, Mr. Applbaum was Co-Founder and Chief Executive Officer at Concorde from 1994 to 1999, which was subsequently sold to Bank of America. Mr. Applbaum holds a BA from Yeshiva University. We believe Mr. Applbaum is well qualified to serve on our board of directors due to his significant leadership, finance and operational experience.

Chris Sultemeier, one of our director nominees, will serve as a member of our board of directors. Mr. Sultemeier spent 27 years at Walmart from 1989 to 2017, with his final role being President and Chief Executive Officer of Walmart Transportation, LLC and Executive Vice President of Logistics for Walmart Stores, Inc., where he led the logistics teams to improve service to retail stores and clubs. He served in this capacity with Walmart from 2011 to 2017. Mr. Sultemeier also currently serves on the board of directors of Duke Realty since 2018, Yellow Corporation since 2021 and NYSHEX since 2020. He also served on the board of directors of rfXcel since 2018. Additionally, he has been a senior advisor to 8VC since 2017. He also currently serves as chairman at Platform Science since 2017. Prior to joining Walmart, Mr. Sultemeier served in the U.S. Army as platoon leader, Task Force Engineer, and Company Executive Officer in the 1st Infantry Division. Mr. Sultemeier received his Bachelor of Science in Mechanical Engineering from the U.S. Military Academy at West Point. We believe Mr. Sultemeier is qualified to serve on our board of directors due to his extensive operational, transportation and leadership experience in the logistics sectors.

Bruno Sidler, one of our directors, will serve as a member of our board of directors. Since February 2022, Mr. Sidler is serving as the Chairman of SJL Logistics, a private-equity owned logistics and transport company based in Spain and Morocco. Mr. Sidler has served as Chief Operating Officer and President of the Executive Management Committee of Lonrho Ltd., a privately-owned investment company focusing on food and beverage production and distribution in Sub-Sahara Africa, since 2017. Mr. Sidler has also served on the board of Swiss logistics firm Bertschi AG since 2015, US supply chain technology platform e2log since 2017, international logistics and freight forwarding provider Scan Global Logistics A/S since 2020, and is currently the chairman of the board at Global Airlift Solutions Ltd. since 2014, a Swiss logistics and forwarding company for critical care needs. Additionally, he has been a senior advisor to 8VC since 2018. Prior to these roles, Mr. Sidler served as Chief Operating Officer and a member of the Executive Board of DKSH Holding AG from 2013 to 2017, a publicly listed holding company focused on providing market expansion services. Prior to that engagement, Mr. Sidler held numerous positions, most notably as Chief Operating Officer of CEVA Logistics from 2010 to 2012 and as Chief Executive Officer of the Panalpina Group from 1998 to 2006. From 1978 to 1979, Mr. Sidler enlisted at Infantry Officer School and commissioned as 2nd Lieutenant, and was promoted to 1st Lieutenant during the course of the compulsory annual services. Mr. Sidler has received vocational training in international Freight Forwarding and Logistics in combination with studies at KV Zurich Business School. We believe Mr. Sidler is qualified to serve on our board of directors due to his extensive industry knowledge in international freight and logistics, in addition to his broad operational and leadership experience.

Andrew Clarke, one of our director nominees, will serve as a member of our board of directors. From 2015 to 2019, Mr. Clarke served as the Chief Financial Officer of C.H. Robinson of Minneapolis, Minnesota. From 2007 until 2013, Mr. Clarke was the Chief Executive Officer of Panther of Seville, Ohio, a premium logistics provider that focuses on the automotive, life sciences, governmental and manufacturing segments. From 2000 to 2006, Mr. Clarke served in various executive roles, including as Senior Vice President and Chief Financial Officer, at Forward Air Corporation, a diversified transportation services corporation. Mr. Clarke has served on the boards of Element Fleet since 2018 and Big Lots since 2020. Previously, Mr. Clarke has served as a director of several public companies, including Forward Air from 2001 to 2006, Pacer International, Inc. from 2005 to 2009 and Blount International, Inc. from 2010 to 2016. Additionally, he currently serves as a senior advisor to 8VC since 2018. Mr. Clarke holds a MBA from the University of Chicago Booth School of Business and a BSBA from Washington University in St. Louis. We believe Mr. Clarke is qualified to serve on our board of directors due to his broad logistics industry experience, as well as his extensive leadership, operational and financial experience.

Senior Advisors

Our senior advisors are as follows:

Name	Age	Position
Jake Medwell	34	Senior Advisor
Michael McLary	51	Senior Advisor

Jake Medwell, a Senior Advisor, is a founding partner of 8VC, a venture capital fund based in Austin, Texas. At 8VC, Mr. Medwell runs the logistics technology investing practice. Notable investments include ContextLogic, Inc., Joby Aero, Inc., Flexport Inc., KeepTruckin, Inc., Deliverr, Inc., The Boring Company, Trackonomy Systems Inc., Project44, Inc., Outrider, FreightWaves and Platform. Mr. Medwell has served as a Director to numerous technology companies, including Trackonomy Systems, Inc., FreightWaves, Platform, Beacon, Vector Labs, Inc. and Figure 1 Beauty, Inc. Mr. Medwell also serves as a board observer at sp0n, Inc and Outrider. Mr. Medwell is also a co-founder and board observer of Baton Trucking, Inc., a software company focused on smart orchestration of last-mile planning and execution. Prior to 8VC, Mr. Medwell was a software and consumer product entrepreneur. He co-founded Humin, Inc. (Acq. Tinder/IAC), a mobile software company where he built the engineering team and led growth initiatives. Mr. Medwell also co-founded The Kairos Society, a college student entrepreneurship network and investment platform, where he sits on the Board of Directors. While in college, he founded Solé Bicycle Co. (Acq.), a direct to consumer bicycle company which he grew it into an industry leader. In response to PPE shortages last year, Mr. Medwell co-founded Operation Masks, a non-profit where he leveraged his expertise and relationships in international logistics to secure millions of units of PPE for governments and healthcare organizations in need. Mr. Medwell graduated from the University of Southern California in 2011, where he has been lecturing on entrepreneurship and technology for the last decade.

Michael McLary, a Senior Advisor, is an accomplished executive with over 25 years of experience in supply chain logistics, freight and courier services across the US and global markets. Mr. McLary has a proven record producing results in field operations, marketing, finance, M&A, strategy and technology. Mr. McLary is currently the CEO of a private equity backed business, Ascend Transportation, LLC. Ascend Transportation, LLC’s strategy is to consolidate regional asset and non-asset Truckload businesses to provide shipper solutions that adjust to current market dynamics. Mr. McLary held multiple positions at Amazon.com, Inc., including serving as President of Truckload Brokerage in the North American network, President of Truckload Sales, and Director of Middle Mile Technology and Business Intelligence. In addition to his experience at Amazon, Mr. McLary spent 17 years at UPS in various leadership roles in international and domestic US functional businesses before becoming the Global Head of Strategy for International Package and Supply Chain. Mr. McLary holds a BS in Economics from George Mason University and a Master of Business Administration from The University of Chicago Booth School of Business.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Sidler, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Sultemeier and Clarke, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Gershenhorn and Applbaum, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Charter.

Director Independence

Nasdaq rules and our Charter require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in Nasdaq rules and applicable SEC rules prior to completion of this offering. Our board of directors has determined that Messrs., Clarke, Sidler and Sultemeier are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Clarke, Sidler and Sultemeier serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Clarke, Sidler and Sultemeier are independent.

Mr. Clarke serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Clarke qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Public Offering; and

●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Messrs. Clarke, Sultemeier and Sidler, and Mr. Sidler serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Clarke, Sidler and Sultemeier. In accordance with Rule 5605(e)(1)(A) of Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Ethics and our audit committee and compensation committee charters as exhibits to the registration statement of which this prospectus is a part. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees will be provided without charge upon request from us. See the section of this prospectus entitled “Where You Can Find Additional Information.” If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors has received any cash compensation for services rendered. We will reimburse an affiliate of 1P for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and we do not pay directly for such services. Upon completion of our initial business combination or our liquidation, we will cease making these payments. In addition, the Sponsors, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsors, officers or directors, or our or their affiliates. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsors, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders in connection with a proposed business combination, to the extent they are known at such time.

The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 42,612,014 shares of common stock of outstanding at March 31, 2022, of which 34,089,611 were shares of Class A common stock and 8,522,403 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Class B Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class B Common Stock
1P Management LLC(2)(3)	—	—	7,305,200	85.7%
AG LIT Holdings, LLC(2)(4)	—	—	842,203	9.8%
Isaac Applbaum(2)(3)	—	—	7,305,200	85.7%
Andrew Clarke	—	—	125,000	1.5%
Bruno Sidler(2)	—	—	125,000	1.5%
Chris Sultemeier(2)	—	—	125,000	1.5%
All executive officers and directors as a group (5 individuals)	—	—	8,522,403	100%
TIG Advisors, LLC(5)	2,234,084	6.2%	—	—

(1)	Unless otherwise noted, the business address of each of our stockholders listed is 3348 Peachtree Road, Suite 700, Atlanta, GA 30326.
(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.
(3)	1P is the record holder of the shares reported herein. Mr. Applbaum is the manager of 1P. Mr. Applbaum has voting and investment discretion with respect to the common stock held of record by 1P. Each of our officers and directors other than Mr. Applbaum disclaims any beneficial ownership of any shares held by 1P. Mr. Applbaum disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.
(4)	Mr. Gershenhorn is the sole member of AG LIT and has voting and investment discretion with respect to the common stock held of record by AG LIT.
(5)	According to a Schedule 13G filed on February 3, 2022, Michael Tiedemann may be considered the control person of TIG Advisors, LLC, a Delaware limited liability company. The business address for TIG Advisors, LLC and Michael Tiedemann is 520 Madison Avenue, 26th Floor, New York, NY 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On February 18, 2021, 1P subscribed for an aggregate 11,500,000 Founder Shares for a total subscription price of $25,000, or approximately $0.003 per share. Such shares are fully paid, and the cash amount of the subscription price therefor was received on February 18, 2021. In March 2021, 1P transferred an aggregate of 1,150,000 Founder Shares to Horn and 125,000 Founder Shares to each of Messrs. Clarke, Sidler and Sultemeier, resulting in 1P holding 9,975,000 Founder Shares. On March 31, 2021, 1P and Horn surrendered 1,288,904 and 148,596 Founder Shares, respectively, to us for cancellation for no consideration resulting in 1P and Horn holding 8,686,096 and 1,001,404 Founder Shares, respectively. On May 13, 2021, Horn transferred 1,001,404 Founder Shares to AG LIT. On June 10, 2021 1P and AG LIT surrendered 1,288,905 and 148,595 Founder Shares, respectively, to us for no consideration resulting in 1P and AG LIT holding 7,397,191 and 852,809 Founder Shares, respectively. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO. On June 15, 2021 the underwriter’s over-allotment option was partially exercised. As of June 15, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding, 102,597 of which were subject to forfeiture. On July 26, 2021, such remaining Founder Shares were forfeited.

Private Placement Warrants

Simultaneously with the closing of the Public Offering, we consummated the Private Placement of 5,945,281 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsors, generating proceeds of $8,917,922. Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsors was added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a business combination by June 15, 2023, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash (except as described elsewhere in this Annual Report on Form 10-K) and exercisable on a cashless basis so long as they are held by the Sponsors or their permitted transferees. The Sponsors agreed, subject to limited exceptions, not to transfer, assign or sell the Private Placement Warrants until 30 days after the completion of the initial business combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement signed on June 10, 2021. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

The Company will pay 1P for office space, secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. Upon completion of a business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of BDO USA, LLP (“BDO”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by BDO for audit fees, inclusive of required filings with the SEC for the period from February 18, 2021 (inception) through December 31, 2021 and of services rendered totaled $25,000.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the period from February 18, 2021 (inception) through December 31, 2021, we did not pay BDO any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from February 18, 2021 (inception) through December 31, 2021, we did not incur any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. For the period from February 18, 2021 (inception) through December 31, 2021, we did not pay BDO any other fees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-253949), filed with the SEC on April 1, 2021).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-253949), filed with the SEC on April 1, 2021).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-253949), filed with the SEC on April 1, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-253949), filed with the SEC on April 1, 2021).

4.4	Warrant Agreement by and between Logistics Innovation Technologies Corp. and Continental Stock Transfer & Trust Company, dated as of June 10, 2021 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

4.5	Description of Securities.

10.1	Letter Agreement by and among Logistics Innovation Technologies Corp., its officers and directors, 1P Management LLC and AG LIT Holdings, LLC, dated as of June 10, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

10.2	Investment Management Trust Agreement by and between Logistics Innovation Technologies Corp. and Continental Stock Transfer & Trust Company, dated as of June 10, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

10.3	Registration Rights Agreement by and among Logistics Innovation Technologies Corp., 1P Management LLC and AG LIT Holdings, LLC, dated as of June 10, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

10.4	Private Placement Warrants Purchase Agreement by and between Logistics Innovation Technologies Corp, 1P Management LLC and AG LIT Holdings, LLC, dated as of June 10, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

10.5	Administrative Services Agreement by and among the Logistics Innovation Technologies Corp., 1P Management LLC and AG LIT Holdings, LLC, dated as of June 10, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

10.6	Promissory Note issued to 1P Management LLC, dated as of February 18, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-253949), filed with the SEC on April 1, 2021).

10.7	Securities Subscription Agreement by and between Logistics Innovation Technologies Corp. and 1P Management LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-253949), filed with the SEC on April 1, 2021).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-253949), filed with the SEC on April 1, 2021).

24.1	Power of Attorney (included on the signature page herein).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

*	XBRL (eXtensible Business Reporting Language) is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

	By:	/s/ Alan Gershenhorn
		Name:	Alan Gershenhorn
Dated: April 15, 2022		Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Logistics Innovation Technologies Corp. hereby constitute and appoint each of Alan Gershenhorn and Isaac Applbaum, with the power to act without the others and with full power of substitution and resubstitution, our hue and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Alan Gershenhorn	Chief Executive Officer and Chairman	April 15, 2022
Alan Gershenhorn	(Principal Executive Officer)

/s/ Isaac Applbaum	Chief Financial Officer and Director	April 15, 2022
Isaac Applbaum	(Principal Financial and Accounting Officer)

/s/ Bruno Sidler	Director	April 15, 2022
Bruno Sidler

/s/ Christopher Sultemeier	Director	April 15, 2022
Christopher Sultemeier

/s/ Andrew Clarke	Director	April 15, 2022
Andrew Clarke