Form 10-Q
period 2022-03-31
Logistics Innovation Technologies Corp.
filed 2022-05-13
CIK 1848364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

LOGISTICS INNOVATION TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40476	86-2157398
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

3348 Peachtree Road, Suite 700, Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2022, 34,089,611 Class A common stock, par value $0.0001 per share, and 8,522,403 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
Part I. Financial Information		1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of March 31, 2022 and December 31, 2021	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 18, 2021 (Inception) Through March 31, 2021	2
	Condensed Statements of Changes in Stockholders’ (Deficit) for the three months ended March 31, 2022 and for the period from February 18, 2021 (Inception) Through March 31, 2021	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the period from February 18, 2021 (Inception) Through March 31, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22
Part II. Other Information		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Other Information	24
Item 5.	Mine Safely Disclosures	24
Item 6.	Exhibits	24
Signatures		25

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$677,396	$967,124
Prepaid expenses	442,250	453,613
Total current assets	1,119,646	1,420,737
Prepaid expenses, non-current	85,445	192,252
Marketable securities held in trust account	340,930,643	340,908,415
Total Assets	$342,135,734	$342,521,404

Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit
Accrued expenses	$9,707	$-
Due to sponsor	114,999	84,999
Franchise taxes payable	50,000	138,959
Total current liabilities	174,706	223,958
Warrant liabilities	6,232,134	14,887,877
Deferred underwriting commissions	11,931,364	11,931,364
Total liabilities	18,338,204	27,043,199

Commitments and Contingencies
Redeemable Class A common stock
Class A common stock $0.0001 par value; 380,000,000 shares authorized; 34,089,611 shares issued and outstanding subject to possible redemption, at redemption value	340,930,643	340,908,415

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,522,403 shares issued and outstanding	853	853
Additional paid-in capital	-	-
Accumulated deficit	(17,133,966)	(25,431,063)
Total Stockholders’ Deficit	(17,133,113)	(25,430,210)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$342,135,734	$342,521,404

The accompanying notes are an integral part of the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period
	For the three months	from February 18, 2021
	ended	(inception) to
	March 31, 2022	March 31, 2021
Administrative service fee	$30,000	$-
Directors and officers insurance	106,807	-
Franchise taxes	84,833	-
Other operating expenses	149,128	509
Loss from operations	(370,768)	(509)
Other income
Unrealized gain on fair value changes of warrant liabilities	8,655,743	-
Bank interest income	22	-
Earnings and gains on marketable securities held in the trust account	34,328	-
Total other income	8,690,093	-
Net income (loss)	$8,319,325	$(509)

Class A Common stock
Basic and diluted weighted average shares outstanding	34,089,611	-
Basic and diluted net income (loss) per common stock	$0.20	$-

Class B common stock
Basic and diluted weighted average shares outstanding	8,522,403	7,500,000
Basic and diluted net income (loss) per common stock	$0.19	$-

See accompanying notes to the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	8,522,403	$853	$-	$(25,431,063)	$(25,430,210)
Net income	-	-	-	-	-	8,319,325	8,319,325
Accretion of common stock subject to possible redemption	-	-	-	-	-	(22,228)	(22,228)
Balance as of March 31, 2022 (unaudited)	-	$-	8,522,403	$853	$-	$(17,133,966)	$(17,133,113)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsors	-	-	8,522,403	853	24,137	-	25,000
Net loss	-	-	-	-	-	(509)	(509)
Balance as of March 31, 2021 (unaudited)	-	$-	8,522,403	$853	$24,137	$(509)	$24,491

See accompanying notes to the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
	For the three	period from February 18,
	months ended	2021 (inception) to
	March 31, 2022	March 31, 2021
Cash flows from Operating Activities:
Net income (loss)	$8,319,325	$(509)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(34,328)	-
Unrealized gain on fair value changes of warrant liabilities	(8,655,743)
Changes in current assets and current liabilities:
Franchise taxes payable	(88,959)	-
Accrued expenses	9,707	509
Due to sponsor	30,000	-
Prepaid expenses	118,170	-
Net cash used in operating activities	(289,728)	-

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities held in trust	12,100	-
Net cash provided by investing activities	12,100	-

Net change in cash	(289,728)	-
Cash, beginning of the period	967,124	-
Cash, end of the period	$677,396	$-

Supplemental disclosure of cash flow information:
Change in value of Class A common stock subject to possible redemption	$22,228	$-
Payment of deferred offering costs by the Sponsors in exchange for the issuance of Class B common stock	$-	$24,491
Deferred offering costs included in accrued offerings costs and expenses	$-	$10,000

See accompanying notes to the unaudited condensed financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”), and since the closing of IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash held in the Trust Account from the proceeds derived from the IPO and unrealized gains and losses from the change in the fair value of its warrant liabilities. The Company’s sponsors are 1P Management LLC (the “Sponsor”) and AG LIT Holdings, LLC (“AG LIT”, and together with 1P Management LLC, the “Sponsors”), Delaware limited liability companies.

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

Liquidity, Capital Resources and Going Concern

At March 31, 2022, the Company had cash outside the Trust Account of $677,396 and working capital of $944,940. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 to cover certain offering costs in consideration for the Founder Shares and certain advances from related parties (see Note 5).

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial business combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2022 and December 31, 2021, $114,999 and $84,999 in Working Capital Loans were outstanding.

Additionally, related parties may pay certain operating costs as needed. As of March 31, 2022 and December 31, 2021, the Company owed $0 to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination and the transactions contemplated by the Merger Agreement.

The Company’s assessment of going concern considerations was made in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsors, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

Marketable securities held in Trust Account consisted of U.S. Money Market Funds. The Company classifies its investments in a U.S. Money Market Fund and classified as short-term investments at fair value within trust assets on the balance sheets. Earnings and gains from the marketable securities held in the Trust Account are recognized in earnings and gains on marketable securities held in the trust account on the statements of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,089,611 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the three months ended March 31, 2022 the remeasurement adjustment of carrying value to redemption value was $22,228.

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

The shares were issued on March 3, 2021 (“Grant Date”), and the shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B common stock as of the Grant Date. The valuation resulted in a fair value of $6.29 per share, or an aggregate of $2,358,750 for the 375,000 shares. Upon consummation of an initial Business Combination the Company will recognize $2,358,750 in compensation expense.

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

Subsequent to calculating the total income (loss) allocable to the Class A common stock and the Class B common stock, the Company allocated the net loss including accretion of temporary equity to redemption value using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three months ended March 31, 2022, reflective of the participation rights.

The earnings per share presented in the statements of operations is based on the following:

For the three months ended March 31, 2022
Net income	$8,319,325
Accretion of temporary equity to redemption value	(22,228)
Net income excluding accretion of temporary equity to redemption value	$8,297,097

			For the
			period
	For the three months		from February 18, 2021
	ended		(inception) to
	March 31,		March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$6,637,678	$1,659,419	$-	$(509)
Deemed dividend for accretion of temporary equity to redemption value	22,228	-	-	-
Allocation of net loss	$6,659,906	$1,659,419	$-	$(509)

Denominator:
Weighted-average shares outstanding	34,089,611	8,522,403	-	7,500,000
Basic and diluted net income (loss) per share	$0.20	$0.19	$-	$(0.00)

In connection with the underwriters’ partial exercise of the Over-Allotment Option on June 15, 2021, 1,022,403 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding.

At March 31, 2022 or December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

During August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

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

Note 5 — Related Party Transactions

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2022 and December 31, 2021, $114,999 and $84,999, respectively, in Working Capital Loans were outstanding and reported as due to sponsor on the balance sheets.

Administrative Services Agreement

The Company has entered into an agreement that would provide that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay one of the Sponsors a total of $10,000 per month for office space, secretarial and administrative services. As of March 31, 2022, $91,667 of administrative fees have been incurred with $90,000 remaining outstanding and reported on the balance sheets within due to sponsor. At December 31, 2021, $61,667 of administrative fees have been incurred with $60,000 remaining outstanding and reported on the balance sheet within due to sponsor.

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

Promissory Note — Related Party

On February 18, 2021, the Sponsors agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. Upon the closing of the IPO no borrowings were permitted under this note.

Note 6 — Fair Value Measurements

Marketable Securities Held in Trust Account

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

Private Warrants

The Company’s views the Private Placement Warrants to be economically equivalent to the Public Warrants. As such, the fair value of the Private Placement Warrants is based on the fair value of the Public Warrants. The fair value of the Private Placement Warrant liability is classified within Level 2 of the fair value hierarchy. For the three months ended March 31, 2022 and for the period from February 18, 2021 (inception) through March 31, 2021 there were no transfers into or out of Level 3 classification.

The following tables presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2022 Description	Level 1	Level 2	Level 3

Investments held in Trust Account – U.S. Money Market	$340,930,643	$-	$-
Public Warrants	4,091,833	-	-
Private Warrants	-	2,140,301	-
Totals	$345,000,248	$2,140,301	$-

December 31, 2021 Description	Level 1	Level 2	Level 3

Investments held in Trust Account – U.S. Money Market	$340,908,415	$-	$-
Public Warrants	9,774,935	-	-
Private Warrants	-	5,112,942	-
Totals	$350,683,350	$5,112,942	$-

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

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 34,089,611 shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. As of March 31, 2022 and December 31, 2021, there were 8,522,403 shares of Class B common stock issued and outstanding.

At February 18, 2021, there were 11,500,000 shares of Class B common stock issued and outstanding.

On March 31, 2021, the Sponsors surrendered 1,437,500 Founder Shares to the Company for cancellation for no consideration.

On June 10, 2021, 1,437,500 Founder Shares were surrendered to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ Over-Allotment Option was not exercised in full or in part, so that the Sponsors will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO. All share and per share amounts have been retroactively restated. (See Note 5)

On June 15, 2021, Company consummated its IPO and the underwriters partially exercised their Over-Allotment Option. As a result, 102,597 Founder Shares were subject to forfeiture. On July 26, 2021, such remaining Founder Shares were forfeited.

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

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 — 40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the IPO. Accordingly, the Company classified each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Liquidity, Capital Resources and Going Concern

At March 31, 2022, we had cash outside the Trust Account of $677,396 and working capital of $944,940. All remaining cash held in the Trust Account is generally unavailable for our use prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock.

Our liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 to cover certain offering costs in consideration for the Founder Shares and certain advances from related parties (see Note 5).

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which we must consummate our initial business combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we completes an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2022 and December 31, 2021, $114,999 and $84,999 in Working Capital Loans were outstanding.

Additionally, related parties may pay certain operating costs as needed. As of March 31, 2022 and December 31, 2021, we owed $0 to the related parties on account of unreimbursed expenses incurred in connection with the sourcing of its initial Business Combination and the transactions contemplated by the Merger Agreement.

Our assessment of going concern considerations was made in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. We may need to raise additional capital through loans or additional investments from our Sponsors, shareholders, officers, directors, or third parties. Our officers, directors and Sponsors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date these financial statements are issued.

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

For the three months ended March 31, 2022, we had net income of $8,319,325, which consisted primarily of $8,655,743 in unrealized gains on fair value changes of warrants and $34,328 in earnings and gains on marketable securities held in the trust account, partially offset by operating costs of $370,768.

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

Recent Accounting Pronouncements

During August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. We adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on our financial position, results of operations or cash flows.

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022 and December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2022.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

By:	/s/ Isaac Applbaum
Name:	Isaac Applbaum
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)