Form 10-Q
period 2022-06-30
Logistics Innovation Technologies Corp.
filed 2022-08-15
CIK 1848364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

LOGISTICS INNOVATION TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40476	86-2157398
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

3495 Piedmont Road NE, One Piedmont Center, Bld. 11, Ste. 710, Atlanta, GA	30305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (731) 723-3141

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

As of August 12, 2022, 34,089,611 Class A common stock, par value $0.0001 per share, and 8,522,403 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
Part I. Financial Information		1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 18, 2021 (Inception) Through June 30, 2021	2
	Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 18, 2021 (Inception) Through June 30, 2021	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the period from February 18, 2021 (Inception) Through June 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22
Part II. Other Information		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Other Information	24
Item 5.	Mine Safety Disclosures	24
Item 6.	Exhibits	24
Signatures		25

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$549,940	$967,124
Prepaid expenses	420,612	453,613
Total current assets	970,552	1,420,737
Prepaid expenses, non-current	-	192,252
Marketable securities held in Trust Account	341,390,968	340,908,415
Total Assets	$342,361,520	$342,521,404

Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit
Accrued expenses	$148,614	$-
Due to Sponsors	144,999	84,999
Franchise taxes payable	30,521	138,959
Income taxes payable	75,603	-
Total current liabilities	399,737	223,958
Warrant liabilities	2,769,838	14,887,877
Deferred underwriting commissions	11,931,364	11,931,364
Total liabilities	15,100,939	27,043,199

Commitments and Contingencies
Redeemable Class A common stock
Class A common stock $0.0001 par value; 380,000,000 shares authorized; 34,089,611 shares issued and outstanding subject to possible redemption, at redemption value	341,390,968	340,908,415

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,522,403 shares issued and outstanding	853	853
Additional paid-in capital	-	-
Accumulated deficit	(14,131,240)	(25,431,063)
Total Stockholders’ Deficit	(14,130,387)	(25,430,210)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$342,361,520	$342,521,404

The accompanying notes are an integral part of the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 18, 2021 (Inception) through June 30,
	2022	2021	2022	2021

Administrative service fee	$30,000	$119,545	$60,000	$120,054
Director and officer insurance	107,993	—	214,800	—
Franchise taxes	50,000	—	134,833	—
Other operating expenses	196,147	—	345,275	—
Loss from operations	(384,140)	(119,545)	(754,908)	(120,054)

Other income (loss):
Unrealized gain (loss) on fair value changes of warrant liabilities	3,462,296	(2,369,398)	12,118,039	(2,369,398)
Bank interest income	173	—	195	—
Warrant transaction costs	—	(561,610)	—	(561,610)
Earnings and gains on marketable securities held in the Trust Account	460,325	715	494,653	715
Total other income (loss), net	3,922,794	(2,930,293)	12,612,887	(2,930,293)

Income before income taxes	3,538,654	(3,049,838)	11,857,979	(3,050,347)
Income tax expense	(75,603)	—	(75,603)	—

Net income (loss)	$3,463,051	$(3,049,838)	$11,782,376	$(3,050,347)

Class A Common stock
Basic and diluted weighted average shares outstanding	34,089,611	5,619,167	34,089,611	3,873,819
Basic and diluted net income per common stock	$0.08	$2.27	$0.28	$3.94

Class B common stock
Basic and diluted weighted average shares outstanding	8,522,403	7,483,088	8,522,403	7,616,182
Basic and diluted net income (loss) per common stock	$0.07	$(2.11)	$0.27	$(2.41)

See accompanying notes to the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	8,522,403	$853	$-	$(25,431,063)	$(25,430,210)
Net income	-	-	-	-	-	8,319,325	8,319,325
Accretion of common stock subject to possible redemption	-	-	-	-	-	(22,228)	(22,228)
Balance as of March 31, 2022	-	-	8,522,403	853	-	(17,133,966)	(17,133,113)
Net income	-	-	-	-	-	3,463,051	3,463,051
Accretion of common stock subject to possible redemption	-	-	-	-	-	(460,325)	(460,325)
Balance as of June 30, 2022	-	$-	8,522,403	$853	$-	$(14,131,240)	$(14,130,387)

THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsors	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(509)	(509)
Balance as of March 31, 2021	-	-	8,625,000	863	24,137	(509)	24,491

Deemed contribution from issuance of Private Placement Warrants	-	-	-	-	3,686,075	-	3,686,075
Accretion of Common stock subject to possible redemption	-	-	-	-	(3,710,212)	(24,591,166)	(28,301,378)
Net loss	-	-	-	-	-	(3,049,838)	(3,049,838)
Balance as of June 30, 2021	-	$-	8,625,000	$863	$-	$(27,641,513)	$(27,640,650)

See accompanying notes to the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
	For the six	period from February 18,
	months ended	2021 (inception) to
	June 30, 2022	June 30, 2021
Cash flows from Operating Activities:
Net income (loss)	$11,782,376	$(3,050,347)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and gains on marketable securities held in the Trust Account	(494,653)	(715)
Unrealized (gain) loss on fair value changes of warrant liabilities	(12,118,039)	2,369,398
Warrant issuance costs	-	561,610
Changes in current assets and current liabilities:
Franchise taxes payable	(108,438)	-
Income taxes payable	75,603	-
Accrued expenses	148,614	-
Due to Sponsors	60,000	-
Prepaid expenses	225,253	(839,025)
Net cash used in operating activities	(429,284)	(959,079)

Cash Flows from Investing Activities:
Proceeds from Trust Account	12,100	-
Investment held in Trust Account	-	(340,896,110)
Net cash provided by (used in) investing activities	12,100	(340,896,110)

Cash flows from Financing Activities:	-
Proceeds from sale of common stock to initial stockholders	-	25,000
Proceeds from Initial Public Offering, net of underwriters’ fees	-	334,578,188
Proceeds from private placement	-	8,917,922
Proceeds from sponsor	-	184,185
Proceeds from related party	-	255,538
Repayments to related party	-	(255,538)
Payment of deferred offering costs	-	(611,442)
Net cash provided by investing activities	-	343,093,853

Net change in cash	(417,184)	1,238,664
Cash, beginning of the period	967,124	-
Cash, end of the period	$549,940	$1,238,664

Supplemental disclosure of cash flow information:
Change in value of Class A common stock subject to possible redemption	$482,553	$-
Deferred underwriter commissions	$-	$11,931,364

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”), and since the closing of IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments held in the Trust Account from the proceeds derived from the IPO and unrealized gains and losses from the change in the fair value of its warrant liabilities. The Company’s sponsors are 1P Management LLC (the “Sponsor”) and AG LIT Holdings, LLC (“AG LIT”, and together with 1P Management LLC, the “Sponsors”), Delaware limited liability companies.

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

On January 25, 2022, the Company withdrew $12,100 from the Trust Account for the payment of taxes.

The shares of common stock subject to redemption was recorded in temporary equity upon the completion of the IPO and immediately accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

Liquidity, Capital Resources and Going Concern

At June 30, 2022, the Company had cash outside the Trust Account of $549,940 and working capital of $676,939 (excluding Delaware franchise and income taxes which are payable from earnings from the Trust Account). Excluding Delaware franchise and income taxes payable, all remaining investments held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination and is restricted for use either in a Business Combination or to redeem common stock.

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial business combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022 and December 31, 2021, $144,999 and $84,999 in Working Capital Loans were outstanding.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

Marketable securities held in Trust Account consisted of U.S. Money Market Funds. The Company classifies its investments in a U.S. Money Market Fund as short-term investments at fair value within marketable securities held in trust account on the balance sheets. Earnings and gains from the marketable securities held in the Trust Account are recognized in earnings and gains on marketable securities held in the trust account on the statements of operations.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurement”, defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants. Fair value measurements are classified on a three-tier hierarchy as follows:

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Warrants

The Company accounts for the redeemable warrants to public investors (the “Public Warrants”) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance of ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liabilities.

Class A Common Stock Subject to Possible Redemption

The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,089,611 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the six months ended June 30, 2022 the remeasurement adjustment of carrying value to redemption value was $482,553.

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

Stock based Compensation

The Company complies with ASC 718, “Compensation — Stock Compensation” regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited. The founder shares owned by the director (1) may not be sold or transferred, until 180 days after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 24 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

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

Net Income (Loss) Per Common Stock

The statements of operations include a presentation of net income (loss) per Class A redeemable common stock and net income (loss) per Class B common stock following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the Class A redeemable stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Subsequent to calculating the total income (loss) allocable to the Class A common stock and the Class B common stock, the Company allocated the net loss including accretion of temporary equity to redemption value using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three and six months ended June 30, 2022, reflective of the participation rights.

The earnings per share presented in the statements of operations is based on the following:

	For the three months ended June 30, 2022	For the three months ended June 30, 2021
Net income (loss)	$3,463,051	$(3,049,838)
Accretion of temporary equity to redemption value	(460,325)	(24,591,166)
Net income (loss) excluding accretion of temporary equity to redemption value	$3,002,726	$(27,641,004)

	For the six months ended June 30, 2022	For the period from February 18, 2021 (inception) to June 30, 2021
Net income (loss)	$11,782,376	$(3,05,0347)
Accretion of temporary equity to redemption value	(482,553)	(24,591,166)
Net income (loss) excluding accretion of temporary equity to redemption value	$11,299,823	$(27,641,513)

	For the three months ended		For the three months ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$2,402,181	$600,545	$(11,839,121)	$(15,801,883)
Deemed dividend for accretion of temporary equity to redemption value	460,325	-	24,591,166	—
Allocation of net loss	$2,862,506	$600,545	$12,751,045	$(15,801,883)

Denominator:
Weighted-average shares outstanding	34,089,611	8,522,403	5,619,167	7,483,088
Basic and diluted net income (loss) per share	$0.08	$0.07	$2.27	$(2.11)

	For the six months ended June 30, 2022		For the period from February 18, 2021 (inception) to June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$9,039,858	$2,259,965	$(9,414,448)	$(18,227,065)
Deemed dividend for accretion of temporary equity to redemption value	482,553	-	24,591,166	—
Allocation of net income (loss)	$9,522,411	$2,259,965	$15,176,718	$(18,227,065)

Denominator:
Weighted-average shares outstanding	34,089,611	8,522,403	3,873,819	7,616,182
Basic and diluted net income (loss) per share	$0.28	$0.27	$3.94	$(2.41)

In connection with the underwriters’ partial exercise of the Over-Allotment Option on June 15, 2021, 1,022,403 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding.

At June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 2.06% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.63% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2022.

The Company is taking the position that the deferred tax asset related to the unutilized net operating loss (“NOL” should still be fully reserved. While interest rates have increased, the actual amount of interest income for tax purposes may differ significantly due to the timing of treasuries purchased, whether the Company invests in treasuries or potential unrealized interest income based on maturity. Additionally, the NOL utilization is limited to 80% so the approach and estimate used in the interim period is conservative in nature while reviewing the pertinent facts unique to the Company’s income tax situation.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

During August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

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

Note 5 — Related Party Transactions

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022 and December 31, 2021, $144,999 and $84,999, respectively, in Working Capital Loans were outstanding and reported as Due to Sponsors on the balance sheets.

Administrative Services Agreement

The Company has entered into an agreement that would provide that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay one of the Sponsors a total of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2022, $30,000 and $60,000 of administrative fees have been incurred with $120,000 remaining outstanding and reported on the balance sheets within due to sponsor. At December 31, 2021, $61,667 of administrative fees have been incurred with $60,000 remaining outstanding and reported on the balance sheet within Due to Sponsors.

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

The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments.

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

Private Warrants

The Company’s views the Private Placement Warrants to be economically equivalent to the Public Warrants. As such, the fair value of the Private Placement Warrants is based on the fair value of the Public Warrants. The fair value of the Private Placement Warrant liability is classified within Level 2 of the fair value hierarchy. For the six months ended June 30, 2022 and for the period from February 18, 2021 (inception) through June 30, 2021 there were no transfers into or out of Level 3 classification.

The following tables presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2022 Description	Level 1	Level 2	Level 3

Investments held in Trust Account – U.S. Money Market	$341,390,968	$-	$-

Public Warrant liability	$1,818,593	$-	$-
Private Warrants liability	$-	$951,245	$-

December 31, 2021 Description	Level 1	Level 2	Level 3

Investments held in Trust Account – U.S. Money Market	$340,908,415	$-	$-

Public Warrant liability	$9,774,935	$-	$-
Private Warrant liability	$-	$5,112,942	$-

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

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 34,089,611 shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. As of June 30, 2022 and December 31, 2021, there were 8,522,403 shares of Class B common stock issued and outstanding.

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

The Company accounted for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, upon issuance at IPO. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

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

Liquidity, Capital Resources and Going Concern

At June 30, 2022, we had cash outside the Trust Account of $549,940 and working capital of $676,939 (excluding Delaware franchise and income taxes which are payable from earnings from the Trust Account). Excluding Delaware franchise and income taxes payable, all remaining investments held in the Trust Account are generally unavailable for our use prior to an initial business combination and is restricted for use either in a Business Combination or to redeem common stock.

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which we must consummate our initial business combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022 and December 31, 2021, $144,999 and $84,999 in Working Capital Loans were outstanding.

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

On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has continued to escalate without any resolution of the invasion foreseeable in the near future with the short and long-term impact on financial and business conditions remaining uncertain. The United States, the European Union, Canada and other countries have imposed sanctions against the Russian Federation contributing to higher inflation and disruptions to supply and distribution chains. The impact of the sanctions also includes disruptions to financial markets, an inability to complete financial or banking transactions, restrictions on travel and an inability to service existing or new customers in a timely manner in the affected areas of Europe. The circumstances related to the Russian Federation’s invasion of Ukraine could have a material and adverse effect on the business and the cost and availability of capital. The number of attractive targets for the Company’s Business Combination could be reduced, the cost of a Business Combination may be increased, and the Company could experience a delay of, or inability to complete a Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended June 30, 2022, we had net income of $3,463,051, which consisted primarily of $3,462,296 in unrealized gains on fair value changes of warrants and $460,325 in earnings and gains on marketable securities held in the Trust Account, partially offset by operating costs of $384,140 and income tax expense of $75,603.

For the six months ended June 30, 2022, we had net income of $11,782,376, which consisted primarily of $12,118,039 in unrealized gains on fair value changes of warrants and $494,653 in earnings and gains on marketable securities held in the Trust Account, partially offset by operating costs of $754,908 and income tax expense of $75,603.

For the three months ended June 30, 2021, we had net loss of $3,049,838, which consisted of formation costs and other operating expenses of $119,545, unrealized loss of on fair value changes of warrants of $2,369,398, and warrant transaction costs of $561,610, offset by trust interest income of $715.

For the period from February 18, 2021 (inception) through June 30, 2021, we had net loss of $3,050,347, which consisted of formation costs and other operating expenses of $120,054, unrealized loss of on fair value changes of warrants of $2,369,398, and warrant transaction costs of $561,610, offset by trust interest income of $715.

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

Critical Accounting Estimates

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

Recent Accounting Pronouncements

See Note 2 to the financial statements required by Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August 2022.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

By:	/s/ Isaac Applbaum
Name:	Isaac Applbaum
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)