Form 10-Q
period 2022-09-30
Logistics Innovation Technologies Corp.
filed 2022-11-14
CIK 1848364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 34,089,611 Class A common stock, par value $0.0001 per share, and 8,522,403 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 (unaudited) and for the period from February 18, 2021 (Inception) Through September 30, 2021 (unaudited)	2
	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 (unaudited) and for the three months ended September 30, 2021 (unaudited) and for the period from February 18, 2021 (Inception) Through September 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 (unaudited) and for the period from February 18, 2021 (Inception) Through September 30, 2021 (unaudited)	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
Part II. Other Information		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Other Information	25
Item 5.	Mine Safety Disclosures	25
Item 6.	Exhibits	25
Signatures		26

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$507,880	$967,124
Prepaid expenses	308,932	453,613
Total current assets	816,812	1,420,737
Prepaid expenses, non-current	-	192,252
Marketable securities held in Trust Account	342,662,791	340,908,415
Total Assets	$343,479,603	$342,521,404

Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit
Accrued expenses	$180,006	$-
Due to Sponsors	174,999	84,999
Franchise taxes payable	45,781	138,959
Income taxes payable	388,314	-
Total current liabilities	789,100	223,958
Warrant liabilities	1,558,033	14,887,877
Deferred underwriting commissions	11,931,364	11,931,364
Total liabilities	14,278,497	27,043,199

Commitments and Contingencies
Redeemable Class A common stock
Class A common stock $0.0001 par value; 380,000,000 shares authorized; 34,089,611 shares issued and outstanding subject to possible redemption, at redemption value	342,228,696	340,908,415

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,089,611 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,522,403 shares issued and outstanding	853	853
Additional paid-in capital	-	-
Accumulated deficit	(13,028,443)	(25,431,063)
Total Stockholders’ Deficit	(13,027,590)	(25,430,210)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$343,479,603	$342,521,404

The accompanying notes are an integral part of the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 18, 2021 (Inception) through September 30,
	2022	2021	2022	2021

Administrative service fee	$30,000	$—	$90,000	$—
Director and officer insurance	109,180	—	323,980	—
Franchise taxes	50,000	—	184,833	—
Other operating expenses	308,490	199,820	653,765	319,874
Loss from operations	(497,670)	(199,820)	(1,252,578)	(319,874)

Other income (loss):
Unrealized gain (loss) on fair value changes of warrant liabilities	1,211,805	1,676,938	13,329,844	(692,460)
Bank interest income	1,367	29	1,562	29
Warrant transaction costs	—	—	—	(561,610)
Earnings and gains on marketable securities held in the Trust Account	1,537,734	4,387	2,032,387	5,102
Total other income (loss), net	2,750,906	1,681,354	15,363,793	(1,248,939)

Income (loss) before income taxes	2,253,236	1,481,534	14,111,215	(1,568,813)
Income tax expense	(312,711)	—	(388,314)	—

Net income (loss)	$1,940,525	$1,481,534	$13,722,901	$(1,568,813)

Class A Common stock
Basic and diluted weighted average shares outstanding	34,089,611	34,089,611	34,089,611	16,363,013
Basic and diluted net income (loss) per common stock	$0.05	$0.03	$0.33	$0.43

Class B common stock
Basic and diluted weighted average shares outstanding	8,522,403	8,522,403	8,522,403	7,990,753
Basic and diluted net income (loss) per common stock	$0.03	$0.03	$0.29	$(1.07)

See accompanying notes to the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	8,522,403	$853	$-	$(25,431,063)	$(25,430,210)
Net income	-	-	-	-	-	8,319,325	8,319,325
Accretion of Redeemable Class A common stock to redemption value	-	-	-	-	-	(22,228)	(22,228)
Balance as of March 31, 2022	-	-	8,522,403	853	-	(17,133,966)	(17,133,113)
Net income	-	-	-	-	-	3,463,051	3,463,051
Accretion of Redeemable Class A common stock to redemption value	-	-	-	-	-	(460,325)	(460,325)
Balance as of June 30, 2022	-	$-	8,522,403	$853	$-	$(14,131,240)	$(14,130,387)
Net income	-	-	-	-	-	1,940,525	1,940,525
Accretion of Redeemable Class A common stock to redemption value	-	-	-	-	-	(837,728)	(837,728)
Balance as of September 30, 2022	-	$-	8,522,403	$853	$-	$(13,028,443)	$(13,027,590)

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsors	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(509)	(509)
Balance as of March 31, 2021	-	-	8,625,000	863	24,137	(509)	24,491

Deemed contribution from issuance of Private Placement Warrants	-	-	-	-	3,686,075	-	3,686,075
Accretion of Redeemable Class A common stock to redemption value	-	-	-	-	(3,710,212)	(24,591,166)	(28,301,378)
Net loss	-	-	-	-	-	(3,049,838)	(3,049,838)
Balance as of June 30, 2021	-	$-	8,625,000	$863	$-	$(27,641,513)	$(27,640,650)
Accretion of Redeemable Class A common stock to redemption value	-	-	-	-	(10)	(5,092)	(5,102)
Class B forfeited shares due to partial over-allotment exercise	-	-	(102,597)	(10)	10
Net income	-	-	-	-	-	1,481,534	1,481,534
Balance as of September 30, 2021	-	$-	8,522,403	$853	$-	$(26,165,071)	$(26,164,218)

See accompanying notes to the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine	For the period from February 18,
	months ended	2021 (inception) to
	September 30, 2022	September 30, 2021
Cash flows from Operating Activities:
Net income (loss)	$13,722,901	$(1,568,813)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and gains on marketable securities held in the Trust Account	(2,032,387)	(5,102)
Unrealized (gain) loss on fair value changes of warrant liabilities	(13,329,844)	692,460
Warrant issuance costs	-	561,610
Changes in operating assets and current liabilities:
Franchise taxes payable	(93,178)	-
Income taxes payable	388,314	-
Accrued expenses	180,006	-
Due to Sponsors	90,000	-
Prepaid expenses	336,933	(762,804)
Net cash used in operating activities	(737,255)	(1,082,649)

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	-	(340,896,110)
Funds withdrawn from Trust Account to pay taxes	278,011
Net cash provided by (used in) investing activities	278,011	(340,896,110)

Cash flows from Financing Activities:	-
Proceeds from sale of common stock to initial stockholders	-	25,000
Proceeds from Initial Public Offering, net of underwriters’ commissions	-	334,578,188
Proceeds from private placement	-	8,917,922
Proceeds from sponsors	-	184,185
Proceeds from related party	-	285,538
Repayments to related party	-	(255,538)
Payment of deferred offering costs	-	(611,442)
Net cash provided by financing activities	-	343,123,853

Net change in cash	(459,244)	1,145,094
Cash, beginning of the period	967,124	-
Cash, end of the period	$507,880	$1,145,094

Supplemental disclosure of cash flow information:
Accretion of Redeemable Class A common stock to redemption value, net of taxes payable	$1,320,281	$-
Deferred underwriter commissions	$-	$11,931,364

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”), and since the closing of IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments held in the Trust Account from the proceeds derived from the IPO and unrealized gains and losses from the change in the fair value of its warrant liabilities. The Company’s sponsors are 1P Management LLC (the “Sponsor”) and AG LIT Holdings, LLC (“AG LIT”, and together with 1P Management LLC, the “Sponsors”), Delaware limited liability companies.

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

Transaction costs of the IPO amounted to $18,860,728 consisting of $6,817,922 of underwriting commission, $11,931,364 of deferred underwriting commissions, $611,442 of other offering costs and a reimbursement of $500,000 of underwriting costs from the underwriter.

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

Upon the closing of the IPO, management has deposited $10.00 per Unit sold in the IPO, including certain proceeds of the sale of the Private Placement Warrants, into a trust account (“Trust Account”) and has agreed to invest only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 24 months from the closing of the IPO, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the Public Shares.

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

On January 25, 2022 and July 29, 2022, the Company withdrew $12,100 and $265,911, respectively, from the Trust Account for the payment of franchise and income taxes.

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

Liquidity, Capital Resources and Going Concern

At September 30, 2022, the Company had cash outside the Trust Account of $507,880 and working capital of $461,807 (excluding Delaware franchise and income taxes which are payable from earnings from the Trust Account). Excluding Delaware franchise and income taxes payable, all remaining investments held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination and is restricted for use either in a Business Combination or to redeem common stock.

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial business combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

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

Class A Common Stock Subject to Possible Redemption

The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,089,611 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the nine months ended September 30, 2022 the remeasurement adjustment of carrying value to redemption value was $1,320,281.

	September 30, 2022	December 31, 2021

As of beginning of the period	$340,908,415	$-
Gross proceeds from IPO	-	340,896,110
Less:
Proceeds allocated to Public Warrants	-	(10,002,260)
Class A common stock issuance costs	-	(18,299,118)
Plus:
Accretion of Redeemable Class A common stock to redemption value	1,320,281	28,313,683
Class A common stock subject to possible redemption	$342,228,696	$340,908,415

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

Share Based Compensation

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

Subsequent to calculating the total income (loss) allocable to the Class A common stock and the Class B common stock, the Company allocated the net income (loss) including accretion of temporary equity to redemption value using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three and nine months ended September 30, 2022, reflective of the participation rights.

The earnings per share presented in the statements of operations is based on the following:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Net income (loss)	$1,940,525	$1,481,534
Less: Accretion of temporary equity to redemption value	(837,728)	(5,092)
Net income (loss) excluding accretion of temporary equity to redemption value	$1,102,797	$1,476,442

	For the nine months ended September 30, 2022	For the period from February 18, 2021 (inception) to September 30, 2021
Net income (loss)	$13,722,901	$(1,568,813)
Less: Accretion of temporary equity to redemption value	(1,320,281)	(24,596,258)
Net income (loss) excluding accretion of temporary equity to redemption value	$12,402,620	$(26,165,071)

	For the three months ended		For the three months ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$882,238	$220,559	$1,181,154	$295,288
Deemed dividend for accretion of temporary equity to redemption value	837,728	-	5,092	-
Allocation of net income (loss)	$1,719,966	$220,559	$1,186,246	$295,288

Denominator:
Weighted-average shares outstanding	34,089,611	8,522,403	34,089,611	8,522,403
Basic and diluted net income (loss) per share	$0.05	$0.03	$0.03	$0.03

	For the nine months ended September 30, 2022		For the period from February 18, 2021 (inception) to September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$9,922,096	$2,480,524	$(17,580,008)	$(8,585,063)
Deemed dividend for accretion of temporary equity to redemption value	1,320,281	-	24,596,258	-
Allocation of net income (loss)	$11,242,377	$2,480,524	$7,016,250	$(8,585,063)

Denominator:
Weighted-average shares outstanding	34,089,611	8,522,403	16,363,013	7,990,753
Basic and diluted net income (loss) per share	$0.33	$0.29	$0.43	$(1.07)

In connection with the underwriters’ partial exercise of the Over-Allotment Option on June 15, 2021, 1,022,403 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding.

At September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was -13.88% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and -2.75% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

During August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40),” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the Private Placement of an aggregate 5,945,281 Private Placement Warrants, which were purchased by 1P Management LLC and AG LIT Holdings, LLC (and/or its designees), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,917,922. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The Company recorded the excess of the proceeds over the fair value of the Private Placement Warrants of $3,686,075 in additional paid-in capital as deemed capital contribution.

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

Note 5 — Related Party Transactions

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding and reported as Due to Sponsors on the balance sheets.

Administrative Services Agreement

The Company has entered into an agreement that would provide that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay one of the Sponsors a total of $10,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2022, $30,000 and $90,000 of administrative fees have been incurred with $150,000 remaining outstanding and reported on the balance sheets within due to sponsor. At September 30, 2022 and December 31, 2021, administrative fees of $150,000 and $60,000, respectively, remained outstanding and reported on the balance sheet within Due to Sponsors.

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

Public Placement Warrants

On August 2, 2021, the Company announced that holders of the Units sold in the Company’s IPO may elect to separately trade the shares of Class A common stock and warrants included in the Units. At September 30, 2022 and December 31, 2021, valuation for the Public Warrants was based on unadjusted quoted prices in an active market (Nasdaq) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability was classified within Level 1 of the fair value hierarchy.

Private Placement Warrants

The Company’s views the Private Placement Warrants to be economically equivalent to the Public Warrants. As such, the fair value of the Private Placement Warrants is based on the fair value of the Public Warrants. The fair value of the Private Placement Warrant liability is classified within Level 2 of the fair value hierarchy. For the nine months ended September 30, 2022 and for the period from February 18, 2021 (inception) through September 30, 2021 there were no transfers into or out of Level 3 classification.

The following tables presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2022 Description	Level 1	Level 2	Level 3

Investments held in Trust Account – U.S. Money Market	$342,662,791	$-	$-

Public Warrant liability	$1,022,958	$-	$-
Private Placement Warrants liability	$-	$535,075	$-

December 31, 2021 Description	Level 1	Level 2	Level 3

Investments held in Trust Account – U.S. Money Market	$340,908,415	$-	$-

Public Warrant liability	$9,774,935	$-	$-
Private Placement Warrant liability	$-	$5,112,942	$-

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

The underwriters were paid a cash underwriting commission of two percent (2%) of the gross proceeds of the IPO, or $6,817,922 and reimbursed the Company $500,000 for offering expenses. Additionally, the underwriter will be entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 34,089,611 shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. As of September 30, 2022 and December 31, 2021, there were 8,522,403 shares of Class B common stock issued and outstanding.

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

Liquidity, Capital Resources and Going Concern

At September 30, 2022, we had cash outside the Trust Account of $507,880 and working capital of $461,807 (excluding Delaware franchise and income taxes which are payable from earnings from the Trust Account). Excluding Delaware franchise and income taxes payable, all remaining investments held in the Trust Account are generally unavailable for our use prior to an initial business combination and is restricted for use either in a Business Combination or to redeem common stock.

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which we must consummate our initial business combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of earnings and gains on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended September 30, 2022, we had net income of $1,940,525, which consisted primarily of $1,211,805 in unrealized gains on fair value changes of warrants and $1,537,734 in earnings and gains on marketable securities held in the Trust Account, partially offset by operating costs of $497,670 and income tax expense of $312,711.

For the nine months ended September 30, 2022, we had net income of $13,722,901, which consisted primarily of $13,329,844 in unrealized gains on fair value changes of warrants and $2,032,387 in earnings and gains on marketable securities held in the Trust Account, partially offset by operating costs of $1,252,578 and income tax expense of $388,314.

For the three months ended September 30, 2021, we had net income of $1,481,534, which consisted of formation costs and other operating expenses of $199,820 offset by an unrealized gain on fair value changes of warrants of $1,676,938, bank interest income of $29, and earnings and gains on marketable securities held in the Trust Account of $4,387.

For the period from February 18, 2021 (inception) through September 30, 2021, we had net loss of $1,568,813, which consisted of formation costs and other operating expenses of $319,874, unrealized loss of on fair value changes of warrants of $692,460, warrant transaction costs of $561,610, partially offset by bank interest income of $29, and earnings and gains on marketable securities held in the Trust Account of $5,102.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting commissions. The underwriters partially exercised their over-allotment option on June 15, 2021 with the purchase of 4,089,611 units.

The underwriters were paid a cash underwriting commission of $0.20 per Public Share, or $6,817,922 in the aggregate. Additionally, the underwriters reimbursed us $500,000 for offering costs. In addition, $0.35 per Public Share, or $11,931,364 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 15, 2022 and below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022, except as set forth below. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. We completed our IPO in June 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 17 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $1.8 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or June 10, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by June 15, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the trust account due to a failure to complete an initial business combination within the requisite timeframe.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2022.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

By:	/s/ Isaac Applbaum
Name:	Isaac Applbaum
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)