Form 10-K
period 2022-12-31
Logistics Innovation Technologies Corp.
filed 2023-03-31
CIK 1848364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

3495 Piedmont Rd NE One Piedmont Center, Bld. 11, Ste. 710
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock shares held by non-affiliates of the Registrant was approximately $331 million.

As of March 27, 2023, the Registrant had 34,089,611 shares of its Class A common stock, par value $0.0001 per share, and 8,522,403 shares of its Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares (as defined herein) will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek stockholder approval of our initial business combination, our sponsors, initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or Public Warrants.

●	If a stockholder fails to receive notice of our offer to redeem our Public Shares (as defined herein) in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

●	If the net proceeds of the Public Offering (as defined herein) and the sale of the Private Placement Warrants (as defined herein) not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsors, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue certain shares to consummate an initial business combination.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

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

Prior to the consummation of the Initial Public Offering (“IPO”), on February 18, 2021, 1P subscribed and paid for 11,500,000 shares of Class B common stock (the “Founder Shares”) par value $0.0001 per share for a total subscription price of $25,000. In March 2021, 1P transferred an aggregate of 1,150,000 Founder Shares to Horn LIT Holdings, LLC (“Horn”) and 125,000 Founder Shares to each of Messrs. Clarke, Sidler and Sultemeier, resulting in 1P holding 9,975,000 Founder Shares. On March 31, 2021, 1P and Horn surrendered 1,288,904 and 148,596 Founder Shares, respectively, to us for cancellation for no consideration resulting in 1P and Horn holding 8,686,096 and 1,001,404 Founder Shares, respectively. On May 13, 2021, Horn transferred 1,001,404 Founder Shares to AG LIT. On June 10, 2021 1P and AG LIT surrendered 1,288,905 and 148,595 Founder Shares, respectively, to us for no consideration resulting in 1P and AG LIT holding 7,397,191 and 852,809 Founder Shares, respectively. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO. On June 15, 2021 the underwriter’s over-allotment option was partially exercised. As of June 15, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding, 102,597 of which were subject to forfeiture. On July 26, 2021, such remaining Founder Shares were forfeited.

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

Upon the closing of the Public Offering and the Private Placement, $340,896,110 was placed in a trust account with Continental Stock Transfer & Trust acting as trustee (the “Trust Account”). Except for the withdrawal of interest to pay taxes, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination; (ii) the redemption of any of the shares of Class A common stock sold as part of the units sold in our Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete an initial business combination by June 15, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the Public Shares if we are unable to complete an initial business combination by June 15, 2023. The proceeds held in the Trust Account may only be invested in direct United States government treasury obligations within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting commissions (excluding the deferred portion of $11,931,364 in underwriting commissions, which amount will be payable upon consummation of our initial business combination if consummated) and $6,929,364 in expenses relating to the Public Offering, $2,427,771 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2022, there was $344,826,405 in investments held in the Trust Account, $474,947 of cash held outside the Trust Account and $134,556 of working capital deficit.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders that own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business, in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If the business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with management, document reviews, primary research, policy research, on-site visits, and a review of financial and other information about the target and its industry. We will lean heavily upon the decades of our management team’s experience conducting diligence on a broad set of private and publicly held logistics companies. We expect this experience to allow our management to quickly focus on the key, material investment drivers and reach the most insightful experts for the issue(s) at hand.

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

If we provide our public stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting, we will:

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and file proxy materials with the SEC.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Charter provides that we will have only 24 months from the closing of the Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 3495 Piedmont Road NE, One Piedmont Center, Bld. 11, Ste. 710, Atlanta, GA 30305 or by telephone at (731) 723-3141.

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

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of the Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of a pandemic, such as COVID-19, could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of a pandemic may negatively impact businesses we may seek to acquire. Also, the conflict between Ukraine and Russia continues to grow and, while the extent of the impact of the conflict on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, only $474,947 is available to us outside of the Trust Account as of December 31, 2022. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by 24 months from the closing of the Public Offering. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we are unable to complete a Business Combination within the 24 months from the closing of the Public Offering. If we are unable to complete our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

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

Our Charter authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 27, 2023, there are 345,910,389 and 11,477,597 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter. Immediately after the Public Offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants as described in “Description of Securities - Warrants - Public Stockholders’ Warrants - Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our Charter to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the Public Offering or (y) amend the foregoing provisions. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

In light of the involvement of our Sponsors, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsors, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business - Effecting our initial business combination - Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsors, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities - Warrants - Public Stockholders’ Warrants - Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsors or their permitted transferees.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities - Warrants - Public Stockholders’ Warrants - Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares of Class A common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $340,896,110, was placed in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds which invest only in direct U.S. government treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the Trust Account is reduced below $340,896,110 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by December 15, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise, (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the trust account due to a failure to complete an initial business combination within the requisite timeframe.

We identified a material weakness in our internal control over financial reporting and may identify additional material weakness in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the audit of our financial statements as of and for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the incorrect presentation of interest earned and reinvested in money market mutual funds on the trust account on our statement of cash flows. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the board of directors and the audit committee of the board of directors, has planned certain actions and will implement a remediation plan for this material weakness, including, among other things, additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations, and we cannot assure that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

The financial statements may not reflect the Company’s financial condition and cash flow as a result of Russia’s military action against Ukraine.

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

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently sub-lease executive offices at 3495 Piedmont Road NE, One Piedmont Center, Bld. 11, Ste. 710, Atlanta, GA 30305 from 1P. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and warrants are listed on Nasdaq under the symbols “LITTU,” “LITT” and “LITTW”, respectively.

Holders

As of March 27, 2023, there was one holder of record of our units, one holder of record of our Class A common stock, five holders of record of our Class B common stock and three holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

In connection with the Public Offering, we incurred offering costs of $18,860,728, inclusive of $11,931,364 in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Public Offering. After deducting the underwriting commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Public Offering expenses, $340,896,110 of the net proceeds from our Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

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

Our Sponsors are AG LIT Holdings, LLC, a Delaware limited liability company, and 1P Management LLC, a Delaware limited liability company. The registration statement for our IPO was declared effective on June 10, 2021. On June 15, 2021, we consummated the IPO of 34,089,611 Units (see below), including the issuance of 4,089,611 Units as a result of the underwriters’ exercise in part of their option to purchase additional Units, at $10.00 per Unit, generating gross proceeds of $340,896,110, and incurring offering costs of $18,860,728, inclusive of $11,931,364 in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant of the Company (“Public Warrant”). Each whole Public Warrant is exercisable into one share of Class A common stock at an exercise price of $11.50 per share.

Simultaneously with the closing of the IPO, we consummated the Private Placement of 5,945,281 Private Placement Warrants at a price of $1.50 per Private Placement Warrants to the Sponsors, generating gross proceeds of $8,917,922.

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

Liquidity, Capital Resources and Going Concern

At December 31, 2022, we had cash outside the Trust Account of $474,947 and a working capital deficit of $134,556. Excluding Delaware franchise and income taxes payable, all remaining investments held in the Trust Account are generally unavailable for our use prior to an initial business combination and is restricted for use either in a Business Combination or to redeem common stock.

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which we must consummate our initial business combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. We may need to raise additional capital through loans or additional investments from our Sponsors, stockholders, officers, directors, or third parties. Our officers, directors and Sponsors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date these financial statements are issued.

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

For the year ended December 31, 2022, we had a net income of $16,588,089, which consisted of a change in the fair value of the warrants of $14,193,686, bank interest income of $4,773 and earnings and gains on marketable securities held in the Trust Account of $4,912,741, partially offset by a loss from operations of $1,539,748 and income tax expense of $983,363.

For the period from February 18, 2021 (inception) through December 31, 2021, we had a net loss of $827,602, which consisted of a loss from operations of $624,582 and Public Warrant transaction costs of $561,610, partially offset by a change in the fair value of the warrants of $346,230, bank interest income of $55 and earnings and gains on marketable securities held in the Trust Account of $12,305.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

See Note 2 to the financial statements required by Item 15 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) were not effective because of material weakness in internal control over financial reporting described below.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective due to material weakness as described below.

The material weakness identified relates to the fact that we have not yet designed and maintained effective controls relating to the financial statement close process which resulted in errors in the classification of investing activity in our statement of cash flows. Specifically, we incorrectly classified interest earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statement of cash flows.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Remediation Plan

Our Chief Financial Officer will perform additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Alan Gershenhorn	64	Chief Executive Officer and Chairman
Isaac Applbaum	62	Chief Financial Officer and Director
Bruno Sidler	65	Director
Chris Sultemeier	60	Director
Andrew Clarke	52	Director

Alan Gershenhorn, our Chief Executive Officer and Chairman of our board of directors, was employed by UPS for 39 years, with his final role being Executive Vice President and Chief Commercial Officer from June 2014 to June 2018. He has served on the Board of Directors of Beacon Roofing Supply since May 2015, Transportation Insight since August 2018, a portfolio company of Gryphon Investors, OTR Capital since December 2022, a Summit Partners portfolio company and Ascend Transportation, LLC since September 2019, a Wellspring Capital Management portfolio company. He also has been a senior advisor to 8VC and its portfolio companies since October 2018, and a consultant at Horn Strategy Partners, LLC since July 2018. At UPS, Mr. Gershenhorn was a member of the Management Committee, which is responsible for the company’s global strategy and day-to-day operations for 11 years. Mr. Gershenhorn holds a degree in finance from the University of Houston. We believe Mr. Gershenhorn is well qualified to serve on our board of directors based on his extensive leadership, operational and functional experience, particularly in supply chain and logistics.

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

Chris Sultemeier, one of our director nominees, will serve as a member of our board of directors. Mr. Sultemeier spent 27 years at Walmart from 1989 to 2017, with his final role being President and Chief Executive Officer of Walmart Transportation, LLC and Executive Vice President of Logistics for Walmart Stores, Inc., where he led the logistics teams to improve service to retail stores and clubs. He served in this capacity with Walmart from 2011 to 2017. Mr. Sultemeier also currently serves Yellow Corporation since 2021 and NYSHEX since 2020. He also served on the board of directors of Duke Realty from 2018 to 2022, and rfXcel since 2018. Additionally, he has been a senior advisor to 8VC since 2017. He also currently serves as chairman at Platform Science since 2017. Prior to joining Walmart, Mr. Sultemeier served in the U.S. Army as platoon leader, Task Force Engineer, and Company Executive Officer in the 1st Infantry Division. Mr. Sultemeier received his Bachelor of Science in Mechanical Engineering from the U.S. Military Academy at West Point. We believe Mr. Sultemeier is qualified to serve on our board of directors due to his extensive operational, transportation and leadership experience in the logistics sectors.

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

Jake Medwell, a Senior Advisor, is a founding partner of 8VC, a venture capital fund based in Austin, Texas. At 8VC, Mr. Medwell runs the logistics technology investing practice. Notable investments include ContextLogic, Inc., Joby Aero, Inc., Flexport Inc., KeepTruckin, Inc., Deliverr, Inc., The Boring Company, Trackonomy Systems Inc., Project44, Inc., Outrider, FreightWaves and Platform. Mr. Medwell has served as a Director to numerous technology companies, including Trackonomy Systems, Inc., FreightWaves, Platform, Beacon, Vector Labs, Inc. and Figure 1 Beauty, Inc. Mr. Medwell also serves as a board observer at sp0n, Inc and Outrider. Mr. Medwell was also a co-founder and board observer of Baton Trucking, Inc., a software company focused on smart orchestration of last-mile planning and execution. Prior to 8VC, Mr. Medwell was a software and consumer product entrepreneur. He co-founded Humin, Inc. (Acq. Tinder/IAC), a mobile software company where he built the engineering team and led growth initiatives. Mr. Medwell also co-founded The Kairos Society, a college student entrepreneurship network and investment platform, where he sits on the Board of Directors. While in college, he founded Solé Bicycle Co. (Acq.), a direct to consumer bicycle company which he grew it into an industry leader. In response to PPE shortages last year, Mr. Medwell co-founded Operation Masks, a non-profit where he leveraged his expertise and relationships in international logistics to secure millions of units of PPE for governments and healthcare organizations in need. Mr. Medwell graduated from the University of Southern California in 2011, where he has been lecturing on entrepreneurship and technology for the last decade.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2023, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 42,612,014 shares of common stock of outstanding at March 27, 2023, of which 34,089,611 were shares of Class A common stock and 8,522,403 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Class B Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class B Common Stock
1P Management LLC(2)(3)	-	-	7,305,200	85.7%
AG LIT Holdings, LLC(2)(4)	-	-	842,203	9.8%
Isaac Applbaum(2)(3)	-	-	7,305,200	85.7%
Andrew Clarke(2)	-	-	125,000	1.5%
Bruno Sidler(2)	-	-	125,000	1.5%
Chris Sultemeier(2)	-	-	125,000	1.5%
All executive officers and directors as a group (5 individuals)	-	-	8,522,403	100%
683 Capital Management, LLC(5)	1,994,267	5.9%	-	-
Atlas Merchant Capital SPAC Fund I LP(6)	1,750,000	5.1%

(1)	Unless otherwise noted, the business address of each of our stockholders listed is 3495 Piedmont Road NE, One Piedmont Center, Bld. 11, Ste. 710, Atlanta, GA 30305.
(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.
(3)	1P is the record holder of the shares reported herein. Mr. Applbaum is the manager of 1P. Mr. Applbaum has voting and investment discretion with respect to the common stock held of record by 1P. Each of our officers and directors other than Mr. Applbaum disclaims any beneficial ownership of any shares held by 1P. Mr. Applbaum disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.
(4)	Mr. Gershenhorn is the sole member of AG LIT and has voting and investment discretion with respect to the common stock held of record by AG LIT.
(5)

According to a Schedule 13G filed on February 14, 2023, 683 Capital Partners, LP (“683 Capital Partners”) beneficially owned 1,994,267 shares of Class A common stock. 683 Capital Management, LLC (“683 Capital Management”), as the investment manager of 683 Capital Partners, may be deemed to have beneficially owned 1,994,267 shares of Class A common stock beneficially owned by 683 Capital Partners. Ari Zweiman, as the managing member of 683 Capital Management, may be deemed to have beneficially owned 1,994,267 shares of Class A common stock beneficially owned by 683 Capital Management.

The business address for 683 Capital Partners, 683 Capital Management and Ari Zweiman is 1700 Broadway, Suite 4200, New York, NY 10019.

(6)	According to a Schedule 13G filed on November 16, 2022, each of the following reporting persons beneficially owns 1,750,000 Class A common stock: Atlas Merchant Capital SPAC Fund I LP, a Cayman Islands exempted LP (the “Fund”); Atlas Merchant Capital LLC, a Delaware limited liability company and a registered investment advisor, and the investment manager of the Fund (the “Advisor”); Atlas Merchant Capital Holdings, Ltd., a Cayman Islands limited company and managing member of the Advisor (“Holdings”); Atlas Merchant Capital LP, a Delaware limited partnership and the sole voting shareholder of Holdings (“AMC Capital”); Atlas Merchant Capital GP LLC, a Delaware limited liability company and the general partner of AMC Capital (“AMC-GP”); AMC SPAC Fund GP LP, a Delaware limited partnership and the general partner of the Fund (the “General Partner”); AMC SPAC Fund MGP LLC, a Delaware limited liability company and the general partner of the General Partner (“AMC SPAC MGP”); Robert E. Diamond and David I. Schamis, United States citizens and the sole members of AMC-GP and AMC SPAC MGP. The business address for each of the reporting persons is c/o Atlas Merchant Capital LLC, 477 Madison Avenue, 22nd FL, New York, NY 10022.

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

Related Party Loans

On February 18, 2021, the Sponsors agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. Upon the closing of the IPO no borrowings were permitted under this note.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of BDO USA, LLP (“BDO”) acts as our independent registered public accounting firm. The following is a summary of fees paid to BDO for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by BDO for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021 and of services rendered totaled $90,000 and $139,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, we did not pay BDO any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice For the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, we did not incur any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, we did not pay BDO any other fees.

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

(3) Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253949), filed with the SEC on April 1, 2021).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-253949), filed with the SEC on April 1, 2021).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-253949), filed with the SEC on April 1, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-253949), filed with the SEC on April 1, 2021).

4.4	Warrant Agreement by and between Logistics Innovation Technologies Corp. and Continental Stock Transfer & Trust Company, dated as of June 10, 2021 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s annual report on Form 10-K (File No. 001-40476), filed with the SEC on April 15, 2022).

10.1	Letter Agreement by and among Logistics Innovation Technologies Corp., its officers and directors, 1P Management LLC and AG LIT Holdings, LLC, dated as of June 10, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

10.2	Investment Management Trust Agreement by and between Logistics Innovation Technologies Corp. and Continental Stock Transfer & Trust Company, dated as of June 10, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

10.3	Registration Rights Agreement by and among Logistics Innovation Technologies Corp., 1P Management LLC and AG LIT Holdings, LLC, dated as of June 10, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

10.4	Private Placement Warrants Purchase Agreement by and between Logistics Innovation Technologies Corp, 1P Management LLC and AG LIT Holdings, LLC, dated as of June 10, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

10.5	Administrative Services Agreement by and among the Logistics Innovation Technologies Corp., 1P Management LLC and AG LIT Holdings, LLC, dated as of June 10, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40476), filed with the SEC on June 15, 2021).

10.6	Promissory Note issued to 1P Management LLC, dated as of February 18, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-253949), filed with the SEC on April 1, 2021).

10.7	Securities Subscription Agreement by and between Logistics Innovation Technologies Corp. and 1P Management LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-253949), filed with the SEC on April 1, 2021).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-253949), filed with the SEC on April 1, 2021).

24.1	Power of Attorney (included on the signature page herein).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

*	XBRL (eXtensible Business Reporting Language) is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

	By:	/s/ Alan Gershenhorn
		Name:	Alan Gershenhorn
Dated: March 31, 2023		Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

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

Name	Title	Date

/s/ Alan Gershenhorn	Chief Executive Officer and Chairman	March 31, 2023
Alan Gershenhorn	(Principal Executive Officer)

/s/ Isaac Applbaum	Chief Financial Officer and Director	March 31, 2023
Isaac Applbaum	(Principal Financial and Accounting Officer)

/s/ Bruno Sidler	Director	March 31, 2023
Bruno Sidler

/s/ Christopher Sultemeier	Director	March 31, 2023
Christopher Sultemeier

/s/ Andrew Clarke	Director	March 31, 2023
Andrew Clarke

LOGISTICS INNOVATION TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Logistics Innovation Technologies Corp.

Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Logistics Innovation Technologies Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, and its cash flows for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its consummation of an initial business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

 We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2023

LOGISTICS INNOVATION TECHNOLOGIES CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Current assets:
Cash	$474,947	$967,124
Prepaid expenses	197,252	453,613
Total current assets	672,199	1,420,737
Prepaid expenses, non-current	-	192,252
Marketable securities held in Trust Account	344,826,405	340,908,415
Total Assets	$345,498,604	$342,521,404

Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit
Accrued expenses	$239,352	$-
Due to Sponsors	204,999	84,999
Franchise taxes payable	61,041	138,959
Income taxes payable	301,363	-
Total current liabilities	806,755	223,958
Warrant liabilities	694,191	14,887,877
Deferred underwriting commissions	11,931,364	11,931,364
Total liabilities	13,432,310	27,043,199

Commitments and Contingencies
Redeemable Class A common stock
Class A common stock $0.0001 par value; 380,000,000 shares authorized; 34,089,611 shares issued and outstanding subject to possible redemption, at redemption value	344,464,001	340,908,415

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,089,611 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,522,403 shares issued and outstanding	853	853
Additional paid-in capital	-	-
Accumulated deficit	(12,398,560)	(25,431,063)
Total Stockholders’ Deficit	(12,397,707)	(25,430,210)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$345,498,604	$342,521,404

The accompanying notes are an integral part of these financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from February 18, 2021 (Inception) through December 31,
	2022	2021
Administrative service fee– related party	$120,000	$85,000
Directors’ and officers’ insurance	433,160	240,908
Franchise taxes	234,833	138,959
Other operating expenses	751,755	159,715
Loss from operations	(1,539,748)	(624,582)

Other income (expense)
Change in the fair value of the warrant liabilities	14,193,686	346,230
Public Warrant transaction costs	-	(561,610)
Bank interest income	4,773	55
Earnings and gains on marketable securities held in the Trust Account	4,912,741	12,305
Total other income (expense), net	19,111,200	(203,020)

Income (loss) before provision for income taxes	17,571,452	(827,602)
Income tax expense	(983,363)	-
Net income (loss)	$16,588,089	$(827,602)

Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	34,089,611	21,507,641
Basic and diluted net income per common stock	$0.41	$0.23

Class B common stock
Basic and diluted weighted average shares outstanding	8,522,403	8,145,049
Basic and diluted net income (loss) per common stock	$0.31	$(0.72)

The accompanying notes are an integral part of these financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021 AND

FOR THE YEAR ENDED DECEMBER 31, 2022

	Common Stock				Additional Paid-In
	Class A		Class B		Capital	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	(Deficit)	Deficit	Deficit
Balance as of February 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsors	-	-	8,625,000	863	24,137	-	25,000
Deemed contribution from issuance of Private Placement Warrants	-	-	-	-	3,686,075	-	3,686,075
Accretion of Redeemable Class A common stock to redemption value	-	-	-	-	(3,710,222)	(24,603,461)	(28,313,683)
Class B common stock forfeited shares due to partial over-allotment exercise	-	-	(102,597)	(10)	10	-	-
Net loss	-	-	-	-	-	(827,602)	(827,602)
Balance as of December 31, 2021	-	$-	8,522,403	$853	$-	$(25,431,063)	$(25,430,210)

Accretion of Redeemable Class A common stock to redemption value	-	-	-	-	-	(3,555,586)	(3,555,586)
Net income	-	-	-	-	-	16,588,089	16,588,089
Balance as of December 31, 2022	-	$-	8,522,403	$853	$-	$(12,398,560)	$(12,397,707)

The accompanying notes are an integral part of these financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from February 18, 2021 (Inception) through December 31,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$16,588,089	$(827,602)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	-	(12,305)
Change in the fair value of warrant liabilities	(14,193,686)	(346,230)
Warrant issuance costs	-	561,610
Changes in operating assets and liabilities:
Franchise taxes payable	(77,918)	138,959
Income taxes payable	301,363	-
Accrued expenses	239,352	-
Due to Sponsors	120,000	60,000
Prepaid expenses	448,613	(645,865)
Net cash provided by (used in) operating activities	3,425,813	(1,071,433)

Cash Flows from Investing Activities:
Investment in marketable securities held in Trust Account	-	(340,896,110)
Purchase of marketable securities held in Trust Account	(4,912,741)	-
Funds withdrawn from Trust Account to pay taxes	994,751	-
Net cash used in investing activities	(3,917,990)	(340,896,110)

Cash flows from Financing Activities:
Proceeds from issuance of Class B common stock to initial stockholders	-	25,000
Proceeds from the issuance of Class A common stock, net of underwriters’ fees	-	334,578,188
Proceeds from Private Placement Warrants	-	8,917,922
Proceeds from Sponsors	-	439,723
Repayments to Sponsors	-	(414,724)
Payment of other offering costs	-	(611,442)
Net cash provided by financing activities	-	342,934,667

Net change in cash	(492,177)	967,124
Cash, beginning of the period	967,124	-
Cash, end of the period	$474,947	$967,124

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock subject to possible redemption	$3,555,586	$28,313,683
Deferred underwriting commissions	$-	$11,931,364
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$682,000	$-

The accompanying notes are an integral part of these financial statements

LOGISTICS INNOVATION TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”), and since the closing of IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments held in the Trust Account from the proceeds derived from the IPO and gains and losses from the change in the fair value of its warrant liabilities. The Company’s sponsors are 1P Management LLC (the “Sponsor”) and AG LIT Holdings, LLC (“AG LIT”, and together with 1P Management LLC, the “Sponsors”), Delaware limited liability companies.

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

During the year ended December 31, 2022 the Company withdrew $994,751 from the Trust Account to pay franchise and income taxes.

The shares of Class A common stock subject to redemption was recorded in temporary equity upon the completion of the IPO and immediately accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Capital Resources, Going Concern

At December 31, 2022, the Company had cash outside the Trust Account of $474,947 and a working capital deficit of $134,556. Excluding Delaware franchise and income taxes payable, all remaining investments held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination and is restricted for use either in a Business Combination or to redeem common stock.

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial business combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsors, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to monitor the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

Marketable securities held in Trust Account consisted of U.S. Money Market Funds primarily invested in U.S. Treasury obligations. Such securities and investments are presented on the balance sheet at fair value at the end of the reporting period. The Company classifies its investments in a U.S. Money Market Fund as other assets at fair value within marketable securities held in Trust Account on the balance sheets. The Company considers these investments a trading securities and earnings and gains from the marketable securities held in the Trust Account are recognized in earnings and gains on marketable securities held in the Trust Account on the statements of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity.

The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,089,611 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the year ended December 31, 2022 and 2021 the remeasurement adjustment of carrying value to redemption value was $3,555,586 and $28,313,683, respectively.

	December 31, 2022	December 31, 2021

As of beginning of the period	$340,908,415	$-
Gross proceeds from IPO	-	340,896,110
Less:
Proceeds allocated to Public Warrants	-	(10,002,260)
Class A common stock issuance costs	-	(18,299,118)
Plus:
Accretion of Redeemable Class A common stock to redemption value	3,555,586	28,313,683
Class A common stock subject to possible redemption	$344,464,001	$340,908,415

Offering Costs Associated with IPO

Offering costs consist principally of professional and registration fees incurred that are related to the IPO. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO.

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

Net Income (Loss) Per Common Stock

The statements of operations include a presentation of net income (loss) per Class A common stock and net income (loss) per Class B common stock following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the Class A redeemable stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Subsequent to calculating the total income (loss) allocable to the Class A common stock and the Class B common stock, the Company allocated the net income (loss) including accretion of temporary equity to redemption value using a ratio of the number of weighted average shares outstanding of each class of common stock to the total weighted average shares outstanding for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) to December 31, 2021, reflective of the participation rights.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended December 31, 2022	For the period from February 18, 2021 (inception) to December 31, 2021
Net income (loss)	$16,588,089	$(827,602)
Less: Accretion of temporary equity to redemption value	(3,555,586)	(28,313,683)
Net income (loss) including accretion of temporary equity to redemption value	$13,032,503	$(29,141,285)

	For the Year Ended December 31, 2022		For the period from February 18, 2021 (inception) to December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$10,426,002	$2,606,501	$(23,307,489)	$(5,833,796)
Deemed dividend for accretion of temporary equity to redemption value	3,555,586	-	28,313,683	-
Allocation of net income (loss)	$13,981,588	$2,606,501	$5,006,194	$(5,833,796)

Denominator:
Weighted-average shares outstanding	34,089,611	8,522,403	21,507,641	8,145,049
Basic and diluted net income (loss) per share	$0.41	$0.31	$0.23	$(0.72)

In connection with the underwriters’ partial exercise of the Over-Allotment Option on June 15, 2021, 1,022,403 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding.

At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Income Taxes

ASC 740, “Income Taxes”, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company was formed in 2021 and files U.S. federal and various state income tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because the Company is a Delaware corporation and its securities are trading on NASDAQ, the Company is a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

Because the Company did not complete a Business Combination by December 31, 2022, any redemption or other repurchase that occurs in connection with an initial Business Combination may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40),” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding and reported as Due to Sponsors on the balance sheets. As of December 31, 2022 and 2021 one of the Sponsors paid for certain expenses of the Company and is due $24,999.

Administrative Services Agreement

The Company has entered into an agreement that would provide that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay one of the Sponsors a total of $10,000 per month for office space, secretarial and administrative services. For the year ended December 31, 2022, $120,000 of administrative fees have been incurred with $180,000 remaining outstanding and reported on the balance sheet within due to Sponsors. At December 31, 2021, $61,667 of administrative fees have been incurred with $60,000 remaining outstanding and reported on the balance sheet within due to Sponsors.

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

NOTE 6. FAIR VALUE MEASUREMENTS

Marketable Securities Held in Trust Account

Fair values of the Company’s marketable securities are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrants Initial Measurement

The Company established the initial fair value for the Warrants on June 15, 2021, the date of the consummation of the Company’s IPO. The Company used a Monte Carlo simulation model to value the Public Warrants and a Black-Scholes model to value the Private Warrants. The fair value of the Public Warrants and Private Warrants was classified within Level 3 of the fair value hierarchy.

The key assumptions into the Monte Carlo simulation and Black-Scholes models were as follows at June 15, 2021:

Input	June 15, 2021 (Initial Measurement)
Risk-free interest rate	1.00%
Expected term (years)	5.98
Volatility	13.8%
Strike price	$11.50
Probability of business combination	88.3%

Public Warrants

On August 2, 2021, the Company announced that holders of the Units sold in the Company’s IPO may elect to separately trade the shares of Class A common stock and warrants included in the Units. At December 31, 2022 and 2021, valuation for the Public Warrants was based on unadjusted quoted prices in an active market (Nasdaq) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability was classified within Level 1 of the fair value hierarchy.

Private Placement Warrants

The Company’s views the Private Placement Warrants to be economically equivalent to the Public Warrants. As such, the fair value of the Private Placement Warrants is based on the fair value of the Public Warrants at December 31, 2022 and 2021. The fair value of the Private Placement Warrant liability is classified within Level 2 of the fair value hierarchy.

For the year ended December 31, 2022 there were no transfers into or out of Level 3 classification. For the period from February 18, 2021 (inception) through December 31, 2022 the Private Placement Warrants were reclassified from Level 3 to Level 2. During that period, there were no other transfers into or out of Level 3 classification.

The following tables presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and non-recurring basis and indicates the fair value hierarchy of the valuation the Company utilized to determine such fair value.

December 31, 2022 Description	Level 1	Level 2	Level 3

Marketable securities held in Trust Account	$344,826,405	$-	$-

Public Warrant liability	$455,785	$-	$-
Private Placement Warrants liability	$-	$238,406	$-

December 31, 2021 Description	Level 1	Level 2	Level 3

Marketable securities held in Trust Account	$340,908,415	$-	$-

Public Warrant liability	$9,774,935	$-	$-
Private Placement Warrant liability	$-	$5,112,942	$-

The Company’s marketable securities held in Trust Account and warrants are revalued each quarter with changes in fair value recognized in the statements of operations.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s Warrants classified as Level 3:

Fair value at February 18, 2021	$-
Warrant liability – initial fair value	15,234,107
Public Warrants reclassified to Level 1	$(10,456,908)
Private Warrants reclassified to Level 2	(4,777,199)
Fair Value at December 31, 2021	$-

NOTE 7. COMMITMENT AND CONTIGENCIES

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

The underwriters were paid a cash underwriting commission of two percent (2%) of the gross proceeds of the IPO, or $6,817,922 and reimbursed the Company $500,000 for offering expenses. Additionally, the underwriter will be entitled to a deferred underwriting commission of 3.5% (or $11,931,364) of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding (excluding 34,089,611 shares subject to possible redemption).

 Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. As of December 31, 2022 and 2021, there were 8,522,403 shares of Class B common stock issued and outstanding.

At February 18, 2021, there were 11,500,000 shares of Class B common stock issued and outstanding.

On March 31, 2021, the Sponsors surrendered 1,437,500 Founder Shares to the Company for cancellation for no consideration.

On June 10, 2021, 1,437,500 Founder Shares were surrendered to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ Over-Allotment Option was not exercised in full or in part, so that the Sponsors will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO. All share and per share amounts have been retroactively restated. (See Note 3)

On June 15, 2021, Company consummated its IPO and the underwriters partially exercised their Over-Allotment Option. As a result, 102,597 Founder Shares were subject to forfeiture. On July 26, 2021, such remaining Founder Shares were forfeited.

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

NOTE 9. WARRANT LIABILITIES

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

NOTE 10. INCOME TAX

The Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Organizational costs/Startup expenses	$421,243	$147,211
Total deferred tax asset	421,243	147,211
Valuation allowance	(421,243)	(147,211)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021 consists of the following:

	For the Year Ended December 31, 2022	For the period from February 18, 2021 (inception) through December 31, 2021
Federal
Current	$983,363	$—
Deferred	(274,032)	147,211
Change in valuation allowance	274,032	(147,211)
Income tax provision	$983,363	$—

As of December 31, 2022 and 2021, the Company had $0 in U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $274,032 and $147,211.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	For the Year Ended December 31, 2022	For the period from February 18, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrants	(17.0)%	(8.8)%
Transaction costs allocated to warrants	—%	(14.3)%
Valuation allowance and other	1.6%	(15.5)%
Income tax provision	5.6%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.