Form 10-Q
period 2023-03-31
Logistics Innovation Technologies Corp.
filed 2023-05-15
CIK 1848364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, 34,089,611 Class A common stock, par value $0.0001 per share, and 8,522,403 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$409,599	$474,947
Prepaid expenses	119,993	197,252
Total current assets	529,592	672,199

Marketable securities held in Trust Account	348,362,248	344,826,405
Total Assets	$348,891,840	$345,498,604

Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit
Accrued expenses	$368,234	$239,352
Due to Sponsors	234,999	204,999
Franchise taxes payable	50,000	61,041
Income taxes payable	1,060,108	301,363
Total current liabilities	1,713,341	806,755
Warrant liabilities	1,903,933	694,191
Deferred underwriting commissions	11,931,364	11,931,364
Total liabilities	15,548,638	13,432,310

Commitments and Contingencies
Redeemable Class A common stock
Class A common stock $0.0001 par value; 380,000,000 shares authorized; 34,089,611 shares issued and outstanding subject to possible redemption, at redemption value	347,313,276	344,464,001

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,089,611 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,522,403 shares issued and outstanding	853	853
Additional paid-in capital	-	-
Accumulated deficit	(13,970,927)	(12,398,560)
Total Stockholders’ Deficit	(13,970,074)	(12,397,707)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$348,891,840	$345,498,604

The accompanying notes are an integral part of the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Administrative service fee – related party	$30,000	$30,000
Director and officer insurance	106,807	106,807
Franchise taxes	50,050	84,833
Other operating expenses	230,869	149,128
Loss from operations	(417,726)	(370,768)

Other income:
Changes in fair value of warrant liabilities	(1,209,742)	8,655,743
Bank interest income	5,051	22
Earnings and gains on marketable securities held in the Trust Account	3,658,070	34,328
Total other income, net	2,453,379	8,690,093

Income before income taxes	2,035,653	8,319,325
Income tax expense	(758,745)	—

Net income	$1,276,908	$8,319,325

Class A common stock
Basic and diluted weighted average shares outstanding	34,089,611	34,089,611
Basic and diluted net income per common stock	$0.05	$0.20

Class B common stock
Basic and diluted weighted average shares outstanding	8,522,403	8,522,403
Basic and diluted net (loss) income per common stock	$(0.04)	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	8,522,403	$853	$-	$(12,398,560)	$(12,397,707)

Net income	-	-	-	-	-	1,276,908	1,276,908

Accretion of Redeemable Class A common stock to redemption value	-	-	-	-	-	(2,849,275)	(2,849,275)

Balance as of March 31, 2023	-	$-	8,522,403	$853	$-	$(13,970,927)	$(13,970,074)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	8,522,403	$853	$-	$(25,431,063)	$(25,430,210)

Net income	-	-	-	-	-	8,319,325	8,319,325

Accretion of Redeemable Class A common stock to redemption value	-	-	-	-	-	(22,228)	(22,228)

Balance as of March 31, 2022	-	$-	8,522,403	$853	$-	$(17,133,966)	$(17,133,113)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
Cash flows from Operating Activities:
Net income	$1,276,908	$8,319,325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	-	(34,328)
Change in the fair value of warrant liabilities	1,209,742	(8,655,743)
Changes in operating assets and current liabilities:
Franchise taxes payable	(11,041)	(88,959)
Income taxes payable	758,745	-
Accrued expenses	128,882	9,707
Due to Sponsors	30,000	30,000
Prepaid expenses	77,259	118,170
Net cash provided by (used in) operating activities	3,470,495	(301,828)

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities held in Trust Account	-	12,100
Purchase of marketable securities held in Trust Account	(3,658,070)	-
Funds withdrawn from Trust Account to pay taxes	122,227	-
Net cash (used in) provided by investing activities	(3,535,843)	12,100

Net change in cash	(65,348)	(289,728)
Cash, beginning of the period	474,947	967,124
Cash, end of the period	$409,599	$677,396

Supplemental disclosure of cash flow information:
Accretion of Redeemable Class A common stock to redemption value	$2,849,275	$22,228

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “IPO”), and since the closing of IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments held in the Trust Account from the proceeds derived from the IPO and unrealized gains and losses from the change in the fair value of its warrant liabilities. The Company’s sponsors are 1P Management LLC (the “Sponsor”) and AG LIT Holdings, LLC (“AG LIT”, and together with 1P Management LLC, the “Sponsors”), Delaware limited liability companies.

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

During the three months ended March 31, 2023 and 2022, the Company withdrew $122,227 and $0, respectively, from the Trust Account to pay franchise and income taxes.

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

Founder Shares

Founder Shares refers to the Class B common stock (the “Founder Shares”) acquired by the Sponsors prior to the Company’s IPO.

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

Liquidity, Capital Resources and Going Concern

At March 31, 2023, the Company had cash outside the Trust Account of $409,599 and working capital deficit of $1,183,749. Excluding Delaware franchise and income taxes payable, all remaining investments held in the Trust Account are unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem common stock.

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial business combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 or December 31, 2022.

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

Warrants

The Company accounts for the redeemable warrants to public investors (the “Public Warrants”) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance of ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants are recorded as derivative liabilities.

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

The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,089,611 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the three months ended March 31, 2023 and for the year ended December 31, 2022, the remeasurement adjustment of carrying value to redemption value was $2,849,275 and $3,555,586, respectively.

	March 31, 2023	December 31, 2022

As of December 31, 2022 or 2021, respectively	$344,464,001	$340,908,415
Plus:
Accretion of Redeemable Class A common stock to redemption value	2,849,275	3,555,586
Class A common stock subject to possible redemption	$347,313,276	$344,464,001

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

Net Income (Loss) Per Common Stock

The statements of operations include a presentation of net income (loss) per Class A redeemable common stock and net income (loss) per Class B common stock following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the Class A redeemable stock and Class B common stock, the Company first considered the total income (loss) allocable to both classes of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Subsequent to calculating the total income (loss) allocable to the Class A common stock and the Class B common stock, the Company allocated the net income (loss) including accretion of temporary equity to redemption value using a ratio of the number of weighted average shares outstanding of each class of common stock to the total weighted average shares outstanding for the three months ended March 31, 2023 and 2022, reflective of the participation rights.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net income	$1,276,908	$8,319,325
Less: Accretion of temporary equity to redemption value	(2,849,275)	(22,228)
Net (loss) income excluding accretion of temporary equity to redemption value	$(1,572,367)	$8,297,097

	For the three months ended		For the three months ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income including accretion of temporary equity	$(1,257,894)	$(314,473)	$6,637,678	$1,659,419
Deemed dividend for accretion of temporary equity to redemption value	2,849,275	-	22,228	-
Allocation of net income (loss)	$1,591,381	$(314,473)	$6,659,906	$1,659,419

Denominator:
Weighted-average shares outstanding	34,089,611	8,522,403	34,089,611	8,522,403
Basic and diluted net income (loss) per share	$0.05	$(0.04)	$0.20	$0.19

At March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 37.3% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liabilities and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

The Company is taking the position that the deferred tax asset related to the unutilized net operating loss (“NOL” should be fully reserved. While interest rates have increased, the actual amount of interest income for tax purposes may differ significantly due to the timing of treasuries purchased, whether the Company invests in treasuries or potential unrealized interest income based on maturity. Additionally, the NOL utilization is limited to 80% so the approach and estimate used in the interim period is conservative in nature while reviewing the pertinent facts unique to the Company’s income tax situation.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 — Related Party Transactions

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding on the balance sheets. As of March 31, 2023 and December 31, 2022, one of the Sponsors paid for certain expenses of the Company and is due $24,999 and $24,999, respectively.

Administrative Services Agreement

The Company has entered into an agreement that would continue until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, that the Company will pay one of the Sponsors a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2023 and 2022, $30,000 of administrative fees have been incurred, respectively. At March 31, 2023 and December 31, 2022, administrative fees of $210,000 and $180,000, respectively, remained outstanding and reported on the balance sheet within Due to Sponsors.

Note 4 — Fair Value Measurements

Marketable Securities Held in Trust Account

Fair values of the Company’s marketable securities are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Public Warrants

At March 31, 2023 and December 31, 2022, valuation for the Public Warrants was based on unadjusted quoted prices in an active market (Nasdaq) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liabilities was classified within Level 1 of the fair value hierarchy.

Private Placement Warrants

The Company’s views the Private Placement Warrants to be economically equivalent to the Public Warrants. As such, the fair value of the Private Placement Warrants is based on the fair value of the Public Warrants. The fair value of the Private Placement Warrant liabilities is classified within Level 2 of the fair value hierarchy. For the three months ended March 31, 2023 and 2022 there were no transfers into or out of Level 3 classification.

The following tables presents fair value information of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2023 Description	Level 1	Level 2	Level 3

Marketable securities held in Trust Account	$348,362,248	$-	$-

Public Warrant liabilities	$1,249,952	$-	$-
Private Placement Warrants liabilities	$-	$653,981	$-

December 31, 2022 Description	Level 1	Level 2	Level 3

Marketable securities held in Trust Account	$344,826,405	$-	$-

Public Warrant liabilities	$455,785	$-	$-
Private Placement Warrant liabilities	$-	$238,406	$-

Note 5 — Commitments and Contingencies

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

Note 6 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding (excluding 34,089,611 shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. As of March 31, 2023 and December 31, 2022, there were 8,522,403 shares of Class B common stock issued and outstanding.

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

Note 7 — Warrant Liabilities

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

The Company accounted for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, upon issuance at IPO. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants are recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 — 40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the IPO. Accordingly, the Company classified each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Liquidity, Capital Resources and Going Concern

At March 31, 2023, we had cash outside the Trust Account of $409,599 and working capital deficit of $1,183,749. Excluding Delaware franchise and income taxes payable, all remaining investments held in the Trust Account are generally unavailable for our use prior to an initial business combination and is restricted for use either in a Business Combination or to redeem common stock.

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which we must consummate our initial business combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

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

For the three months ended March 31, 2023, we had net income of $1,276,908, which consisted primarily of $3,658,070 in earnings and gains on marketable securities held in the Trust Account and bank interest income of $5,051, partially offset by operating costs of $417,726, the change in fair value of warrant liabilities of $1,209,742 and income tax expense of $758,745.

For the three months ended March 31, 2022, we had net income of $8,319,325, which consisted primarily of $8,655,743 the change in fair value of warrant liabilities, bank interest income of $22 and earnings and gains on marketable securities held in the trust account of $34,328, partially offset by operating costs of $370,768.

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

Underwriting Agreement

The underwriters are due $0.35 per Public Share, or $11,931,364 in the aggregate, as a deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2023 because of a material weakness in our internal controls over designed and maintained effective controls relating to the financial statement close process which resulted in errors in the classification of investing activity in our statement of cash flows whereby we incorrectly classified interest earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statement of cash flows.

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

Our Chief Financial Officer performs additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee.

Changes in Internal Control over Financial Reporting

Other than the remediation plan above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 and below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, except as set forth below. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of March 31, 2023, amounts held in trust account included approximately $8.6 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or June 10, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2023.

LOGISTICS INNOVATION TECHNOLOGIES CORP.

By:	/s/ Isaac Applbaum
Name:	Isaac Applbaum
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)